Form 10QSB
period 2001-06-30
MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP/NY
filed 2002-09-20
CIK 1062386

                    U.S. Securities and Exchange Commission

                             Washington D.C. 20549

                                  Form 10-QSB

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

     EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

     EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

Commission file number: 000-28679

           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                (Name of Small Business Issuer in Its Charter)

               Delaware                              Applied For

     (State or Other Jurisdiction of           (IRS Employer

      Incorporation or Organization)             Identification No.)

                      TNO Environmental Technology Valley

                            Laan van Westenenk 501

                      7334 DT Apeldoorn, The Netherlands

                   (Address of Principal Executive Offices)

                              011 31 55 534 7040

               (Company's Telephone Number, Including Area Code)

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

                             PRECEDING FIVE YEARS

Check whether  the registrant filed  all documents and  reports required  to be filed by Section l2, 13 or 15(d) of the Exchange Act after the  distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State  the number of  shares outstanding  of each of  the issuer's  classes  of common equity, as of the latest practicable date: 7,320,055

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended June 30, 2001

                              TABLE OF CONTENTS

                                                                   PAGE

Part I - FINANCIAL INFORMATION                                       3

Item 1 - Financial Statements                                        3

  Accountant’s Review Report                                         4

  Balance Sheet......................................................5

  Statements of Operation............................................6

  Statement of Shareholders’ Equity                                  7

  Statements of Cash Flow...........................................11

  Notes to Financial Statements.....................................13

Item 2 - Management's Discussion and Analysis of Financial


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended June 30, 2001

                        PART I - FINANCIAL INFORMATION

Item I - Financial Statements

The Board of Directors of Management of Environmental Solutions  and Technology

Corp.  (MEST) as currently constituted, serves as the committee which  performs and functions as the audit committee on behalf of the Company.  The Company has provided  interim  financial  statements prepared by the Company's accountants,

Arenthals Grant Thornton, which have been reviewed by the Company's independent public accountant utilizing Professional Standards of Procedures for conducting such reviews in accordance with  generally accepted auditing standards.  Please refer to the interim financial statements  provided  in  accordance with 17 CFR

{section}228.310(b).

                          MANAGEMENT OF ENVIRONMENTAL

                         SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                             WILLIAMS & WEBSTER PS

                         CERTIFIED PUBLIC ACCOUNTANTS

                       BANK OF AMERICA FINANCIAL CENTER

                          W 601 RIVERSIDE, SUITE 1940

                               SPOKANE, WA 99201

                                (509) 838-5111

                          MANAGEMENT OF ENVIRONMENTAL

                         SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

ACCOUNTANT'S REVIEW REPORT                                             1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       2

     Consolidated Statements of Operations and Comprehensive Loss      3

     Consolidated Statement of Stockholders' Equity                    4

     Consolidated Statements of Cash Flows                             5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                         6


To the Board of Directors

Management of Environmental

Solutions & Technology Corp.

APELDOORN, The Netherlands

                          ACCOUNTANT'S REVIEW REPORT

We  have reviewed the accompanying consolidated balance sheets of Management of

Environmental  Solutions & Technology Corp. (a development stage company) as of

June  30, 2001 and  the  related  consolidated  statements  of  operations  and comprehensive  loss,  stockholders'  equity and cash flows for the three months and six months ended June 30, 2001 and  2000,  and for the period from December

10,  1997  (inception) to June 30, 2001.  These financial  statements  are  the responsibility of the Company's management.

We conducted  our  reviews  in  accordance  with  standards  established by the

American  Institute  of  Certified  Public  Accountants.  A review  of  interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons  responsible  for  financial and

accounting  matters.   It  is  substantially  less  in  scope than an audit  in

accordance with auditing standards generally accepted in  the  United States of

America, the objective of which is the expression of an opinion  regarding  the financial  statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our  reviews,  we  are  not  aware  of any material modifications that should be made to the accompanying financial statements in order for them to be in  conformity  with accounting principles generally  accepted  in  the  United

States of America.

The financial statements  for  the year ended December 31, 2000 were audited by us and we expressed an unqualified  opinion on them in our report dated June 1,

2001.  We have not preformed any auditing procedures since that date.

As discussed in Note 2, the Company has been in the development stage since its inception on December 10, 1997 and has  had  recurring  losses and no revenues.

The  Company's  decision  is  to  perfect its technological application  before entering the market.  Realization of a major portion of the assets is dependent upon the company's ability to meet  its  future  financing requirements and the success of future operations.  These factors raise  substantial doubt about the

Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the Financial Statements,  certain errors concerning forgiveness of debt by an officer resulting in the understatement of previously reported  losses  as  of  June 30, 2001 were discovered by  management  of  the

Company in the subsequent period.  Accordingly,  the  June  30, 2001  Financial

Statements have been restated to correct these errors, the net  effect of which was to increase the company's deficit accumulated during development  stage  by

$62,867.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

October  3,  2001  except for Notes 10 and 11, as to which the date is July 12,

2002.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEET

                                                       June 30,

                                                         2001      December 31,

                                                      (Unaudited)      2000

                                                     ------------  ------------

ASSETS

CURRENT ASSETS

    Cash                                             $   401,028   $   666,746

    Tax refunds receivable                                20,852        44,157

    Receivables, related parties                             -         158,441

    Other receivables                                      1,921           -

    Prepaid expenses                                         -          19,274

                                                     ------------  ------------

        Total Current Assets                             423,801       888,618

                                                     ------------  ------------

PROPERTY AND EQUIPMENT (net of depreciation)               4,650         7,182

                                                     ------------  ------------

        TOTAL ASSETS                                 $   428,451   $   895,800

                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                 $    32,365   $    63,048

    Accrued expenses                                      15,225        12,738

                                                             -         109,090

                                                     ------------  ------------

        Total Current Liabilities                         47,590       184,876

                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES                                -             -

STOCKHOLDERS' EQUITY

    Preferred stock - Series A; $0.0001 par value,

      5,000,000 shares authorized, 535,985 shares

      issued and outstanding, aggregate liquidation

      preference of $2,143,940                                53            53

    Common stock; $0.0001 par value, 30,000,000 shares

      authorized, 7,320,055 shares issued and

      outstanding                                            732           732

    Additional paid-in capital                         3,212,043     3,149,176

    Stock options                                      2,274,650     2,274,650

    Deficit accumulated during development stage      (4,834,023)   (4,530,690)

    Accumulated other comprehensive loss                (272,594)     (182,997)

                                                     ------------  ------------

       Total Stockholders' Equity                        380,861       710,924

                                                     ------------  ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   428,451   $   895,800

                                                     ============  ============

See accompanying notes and accountants’ review report.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS




                                                                                     Period from

                                                                                     December 17,

                                                                                         1997

                                  Three Months Ended           Six Months Ended      (Inception)

                                       June 30,                     June 30,              to

                             --------------------------  --------------------------    June 30,

                                 2001          2000          2001          2000          2001

                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

                             ------------  ------------  ------------  ------------  ------------


REVENUES                     $       -     $       -     $       -     $       -     $       -

                             ------------  ------------  ------------  ------------  ------------

EXPENSES

General and administrative       114,536       425,961       117,877       734,961     3,352,189

Research and development          70,982        60,000       131,871        60,000       667,248

Depreciation                         918         1,192         1,901         1,793         8,612

                             ------------  ------------  ------------  ------------  ------------

                                 186,436       487,153       251,649       796,754     4,028,049

                             ------------  ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS            (186,436)     (487,153)     (251,649)     (796,754)   (4,028,049)

OTHER INCOME (EXPENSES)

Interest income                   15,573         9,718        26,251        34,438       135,734

Interest expense                     -             -             -             -            (793)

Loss from joint venture          (77,935)       (1,855)      (77,935)     (219,099)     (940,915)

                             ------------  ------------  ------------  ------------  ------------

Other Income (Expense)           (62,362)        7,863       (51,684)     (184,661)     (805,974)

                             ------------  ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES

  INCOME TAXES                  (248,798)     (479,290)     (303,333)     (981,415)   (4,834,023)

                             ------------  ------------  ------------  ------------  ------------

INCOME TAX EXPENSE                   -             -             -             -             -

EXPENSE

NET LOSS                        (248,798)     (479,290)     (303,333)     (981,415)   (4,834,023)

                             ------------  ------------  ------------  ------------  ------------

OTHER COMPREHENSIVE LOSS

Foreign currency

  translation loss               (11,501)       (4,273)      (89,597)      (27,286)     (272,594)

                             ------------  ------------  ------------  ------------  ------------

                             $  (260,299)  $  (483,563)  $  (392,930)  $(1,008,701)  $(5,106,617)

                             ============  ============  ============  ============  ============

NET LOSS PER COMMON

SHARE, BASIC AND DILUTED     $     (0.04)  $     (0.07)  $     (0.05)  $     (0.14)

                             ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING,

BASIC AND DILUTED              7,320,055     7,320,055     7,320,055     7,320,055

                             ============  ============  ============  ============



See accompanying notes and accountants’ review report.


          MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY




                                                                                                                   Accumulated     Accumulated

                          Preferred  Stock                 Common  Stock                                             Deficit          Other

                   ------------------------------  ------------------------------     Additional                      During       Comprehensive      Total

                       Number of                     Number of                          Paid-in       Stock        Development        Income       Stockholders'

                        Shares        Amount          Shares           Amount           Capital       Options         Stage           (Loss)          Equity

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

<s>                <c>             <c>             <c>             <c>             <c>             <c>             <c>             <c>             <c>

Inception,

  Dec. 10, 1997              -     $         -               -     $         -     $         -     $         -     $         -     $        -      $       -

Issuance of common

 stock for cash on

 Dec. 11, 1007 for

 $1.00 per share             -               -             5,000               1           5,009             -               -              -            5,010

Issuance of common

 stock to acquire

 STB corp. on Dec.

 26, 1997 at $1.00

 per share                   -               -               175             -               175             -               -              -              175

Net loss for year

 ended Dec. 31, 1997         -               -               -               -               -               -           (46,869)           -          (46,869)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 Dec. 31, 1997               -               -             5,175               1           5,184             -           (46,869)           -          (41,684)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Issuance of common

 stock as follows:

For cash on March

 10, 1998 at $.017

 per share                   -               -         5,394,880             539         899,911             -               -              -          900,450

To acquire

 subsidiary on

 April 9, 1998 at

 $0.01 per share             -               -         1,920,000             192          19,808             -               -              -           20,000

Issuance of

 preferred stock

 for cash:

 December 1998 at

 $3.73 per share          23,900               2             -               -            89,246             -               -              -           89,248

Issuance of stock

 options for

 compensation on

 Aug. 31, 1998 at

 $2.62 per option            -               -               -               -               -          865,938              -              -          865,938

Net loss for year

 ended Dec. 31, 1998         -               -               -               -               -              -         (1,263,080)        15,284     (1,278,364)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 Dec. 31, 1998            23,900               2       7,320,055             732       1,014,149        865,938       (1,325,233)        15,284        570,872

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

</table>

See accompanying notes and accountants’ review report.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY




                                                                                                                   Accumulated     Accumulated

                          Preferred  Stock                 Common  Stock                                             Deficit          Other

                   ------------------------------  ------------------------------     Additional                      During       Comprehensive      Total

                       Number of                     Number of                          Paid-in       Stock        Development        Income       Stockholders'

                        Shares        Amount          Shares           Amount           Capital       Options         Stage           (Loss)          Equity

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

<s>                <c>             <c>             <c>             <c>             <c>             <c>             <c>             <c>             <c>

Balance carry-forward

 Dec. 31, 1998            23,900               2       7,320,055             732       1,014,149        865,938       (1,325,233)        15,284        570,872

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Issuance of

 preferred stock

 for cash:

 Jan. 1999 at

 $3.92 per share          23,350               2             -               -            91,644            -                -             -            91,646

 Feb. 1999 at

 $3.96 per share          48,050               4             -               -           190,196            -                -             -           190,200

 Mar. 1999 at

 $3.90 per share          10,300               1             -               -            40,199            -                -             -            40,200

 April 1999 at

 $4.00 per share          11,300               1             -               -            45,199            -                -             -            45,200

 May 1999 at

 $3.85 per share          12,640               1             -               -            48,684            -                -             -            48,685

 June 1999 at

 $4.01 per share          82,900               8             -               -           332,237            -                -             -           332,245

 July 1999 at

 $4.00 per share          88,700               9             -               -           354,941            -                -             -           354,950

 Aug. 1999 at

 $4.02 per share          25,770               3             -               -           103,494            -                -             -           103,497

 Sept. 1999 at

 $3.43 per share          26,500               3             -               -            90,997            -                -             -            91,000

 Oct. 1999 at

 $4.22 per share           6,200               1             -               -            26,174            -                -             -            26,175

 Nov. 1999 at

 $4.05 per share          40,725               4             -               -           165,086            -                -             -           165,090

 Dec. 1999 at

 $4.14 per share          27,150               3             -               -           112,517            -                -             -           112,520

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Total preferred

 stock issued 1999       403,585              40             -               -         1,601,368            -                -             -         1,601,408

Issuance of stock

 options for

 compensation on

 Aug. 31, 1999 at

 $3.59 per share             -               -              -                -               -          717,900              -             -           717,900

Net loss for year

 ended Dec. 31, 1999         -               -              -                -               -              -         (1,810,142)     (100,988)     (1,911,130)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 Dec. 31, 1999           427,485              42      7,320,055              732       2,615,517      1,583,838       (3,135,375)      (85,704)        979,050

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

</table>

See accompanying notes and accountants’ review report.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY




                                                                                                                   Accumulated     Accumulated

                          Preferred  Stock                 Common  Stock                                             Deficit          Other

                   ------------------------------  ------------------------------     Additional                      During       Comprehensive      Total

                       Number of                     Number of                          Paid-in       Stock        Development        Income       Stockholders'

                        Shares        Amount          Shares           Amount           Capital       Options         Stage           (Loss)          Equity

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

<s>                <c>             <c>             <c>             <c>             <c>             <c>             <c>             <c>             <c>

Balance carry-forward

 Dec. 31, 1999           427,485              42       7,320,055             732       2,615,517       1,583,838     (3,135,375)       (85,704)         979,050

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Issuance of

 preferred stock

 for cash:

 Jan. 2000 at

 $4.08 per share           8,300               1             -              -            33,891              -              -              -             33,892

 Feb. 2000 at

 $4.34 per share          23,750               2             -              -           103,054              -              -              -            103,056

 Mar. 2000 at

 $4.37 per share           4,500               1             -              -            19,645              -              -              -             19,646

 April 2000 at

 $4.16 per share          61,700               5             -              -           256,425              -              -              -            256,430

 May 2000 at

 $4.30 per share           5,250               1             -              -            22,598              -              -              -             22,599

 June 2000 at

 $4.19 per share           5,000               1             -              -            20,958              -              -              -             20,959

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Total preferred

 stock issued: 2000      108,500              11             -              -           456,571              -              -              -            456,582

Issuance of stock

 options for

 compensation on

 Aug. 31, 2000 at

 $3.84 per share             -               -              -               -               -            767,900            -              -            767,900

Expiration of

 stock options on

 July 31, 2000               -               -              -               -            77,088          (77,088)           -              -                -

Net loss,

 Dec. 31, 2000               -               -              -               -               -                -       (1,395,315)       (97,293)      (1,492,608)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 Dec. 31, 2000           535,985              53      7,320,055             732       3,149,176        2,274,650     (4,530,690)      (182,997)         710,924

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

</table>

See accompanying notes and accountants’ review report.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY




                                                                                                                   Accumulated     Accumulated

                          Preferred  Stock                 Common  Stock                                             Deficit          Other

                   ------------------------------  ------------------------------     Additional                      During       Comprehensive      Total

                       Number of                     Number of                          Paid-in       Stock        Development        Income       Stockholders'

                        Shares        Amount          Shares           Amount           Capital       Options         Stage           (Loss)          Equity

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

<s>                <c>             <c>             <c>             <c>             <c>             <c>             <c>             <c>             <c>

Balance carry-forward

 Dec. 31, 2000           535,985              53      7,320,055             732       3,149,176        2,274,650     (4,530,690)      (182,997)         710,924

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Forgiveness of

 debt by officer             -               -              -               -            62,867              -              -              -             62,867

Net loss for

 six months ended

 ended June 30, 2001         -               -              -               -               -                -         (303,333)       (89,597)        (392,930)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 Sept. 30, 2001          535,985   $         53       7,320,055   $         732   $    3,212,043   $   2,274,650   $ (4,834,023)   $   (272,594)   $    330,861

                   ==============  ==============  ==============  ==============  ==============  ==============  ==============  ==============  =============

</table>

See accompanying notes and accountants’ review report.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                              Period from

                                                                              December 17,

                                                                                  1997

                                                    Six Months Ended          (Inception)

                                                        June 30,                  to

                                              ------------------------------    June 30,

                                                    2001             2000         2001

                                                (Unaudited)      (Unaudited)   (Unaudited)

                                              --------------  --------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                               $   (303,333)  $  (981,415)  $ (4,834,023)

  Adjustments to reconcile net loss to

    net cash used in operating activities:

    Depreciation                                1,901         1,793          8,612

    Options granted as compensation               -         383,950      2,351,738

  (Increase) decrease in assets:

    Tax refunds receivable                     23,305        (3,000)       (20,852)

    Other receivables                          (1,921)       (2,695)        (1,921)

    Prepaid expenses                           19,274           (80)           -

  Increase (decrease) in liabilities:

    Accounts payable                          (30,683)      104,985         27,180

    Accrued liabilities                         2,487           -           15,225

                                              --------------  --------------  --------------

Net cash used in operating activities        (288,970)     (496,462)   (2,454,041)

                                              --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment              -             -         (13,893)

  Loans provided to shareholders                  -             -        (933,303)

  Payments on loans to shareholders           112,218        48,167       887,080

                                              --------------  --------------  --------------

Net cash provided (used) by investing

  activities                                  112,218        48,167       (60,116)

                                              --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the sale of preferred

    stock                                         -         456,582     2,147,238

  Proceeds from the sale of common stock          -             -         905,460

  Proceeds from related parties loans             -             -         119,470

  Payments on related party loans                 -          (7,000)      (10,390)

  Cash acquired with subsidiary                   -             -          20,000

                                              --------------  --------------  --------------

Net cash provided (used) by investing

  activities                                      -         449,582     3,181,778

                                              --------------  --------------  --------------

Foreign currency translation loss             (88,966)      (27,101)     (271,593)

Net increase (decrease) in cash              (265,718)      (25,814)      396,028

Cash, beginning of period                     666,746       646,089         5,000

                                              --------------  --------------  --------------

Cash, end of period                      $    401,028   $   620,275   $   401,028

                                         =============  ============  =============

</table>

See accompanying notes and accountants’ review report.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                              Period from

                                                                              December 17,

                                                                                  1997

                                                    Six Months Ended          (Inception)

                                                        June 30,                  to

                                              ------------------------------    June 30,

                                                    2001             2000         2001

                                                (Unaudited)      (Unaudited)   (Unaudited)

                                              --------------  --------------  --------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                           $       -     $       -     $       793

  Income taxes paid                       $       -     $       -     $       -

NON-CASH INVESTING AND FINANCING

  TRANSACTIONS:

  Stock options granted for compensation  $       -     $   383,950   $  2,351,738

  Stock issued for acquisitions           $       -     $       -     $     20,175

  Notes payable, related party netted

    with notes receivable related party   $     46,233  $          -    $    46,233

  Forgiveness of debt by officer          $     62,867  $          -    $    62,867



See accompanying notes and accountants’ review report.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 1 - ORGANIZATION AND HISTORY

Management  of Environmental Solutions & Technology Corp. was formed to develop a proprietary technology for drying and treating animal manure and sludge to be

used as fertilizer.   The  "Company"  ("MEST")  was incorporated in Colorado on

December  10, 1997, followed by reorganization as  a  Delaware  corporation  on

December 18, 1997.

On December  26, 1997, the Company obtained all of the outstanding common stock of STB Corporation,  a  shell corporation domiciled in Colorado, by issuing 175 shares of the Company's common stock.  Because STB Corporation had no assets or operations, the Company recorded  the  transaction at the initial deemed valued of the stock conveyed ($175), which was consistent with the deemed value of the

Company's stock issued in its immediately  precedent  initial  transaction.  In the  year  subsequent  to the acquisition, STB Corporation was administratively dissolved.

On April 9, 1998, the Company  issued  1,920,000  shares of its common stock to its president in exchange for all of the issued and outstanding shares of MEST,

B.V.,  a Netherlands corporation, owned by the Company's  president.   Although

MEST, B.V.  had  no recorded assets at the time of the transaction, the Company recorded the acquisition  at a nominal value of $0.01 per share.  The aggregate acquisition cost of $20,000,  originally  assigned  to  intangible  assets, was substantially written off by the end of 1998.  Currently, MEST, B.V. is used to conduct  the  Company's  business  in  the  Netherlands.  MEST, BV was acquired because it had certain data and technical information that the Company plans to use in its business.

The Netherlands Organization for Applied Scientific  Research  ("TNO"), staffed

by   5,000   professionals   is  one  of  Europe's  leading  contract  research

organizations.  Using proprietary  technology developed by TNO, the Company and

TNO formed a corporation known as Manure  and Sludge Technology, B.V. ("MSTec")

for the purpose of developing a process for  use  on  a  commercial  basis that would economically refine manure and sludge into pellets, which could  be  sold as organic fertilizer and other products.  MSTec, a Netherlands corporation, is owned 50 percent by the Company and 50 percent by TNO.

The Company's year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This  summary  of  significant  accounting  policies  is presented to assist in understanding the financial statements.  The financial statements and notes are representations  of  the Company's management, which is responsible  for  their

integrity and objectivity.   These  accounting  policies  conform to accounting

principles generally accepted in the United States of America,  and  have  been consistently applied in the preparation of the financial statements.

ACCOUNTING METHOD

The  Company's  financial  statements  are prepared using the accrual method of accounting in accordance with accounting  principles  generally accepted in the

United States of America.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since its  formation  in December of 1997, and has not yet realized any revenues from its planned operations.  It is  engaged  in  the  business  of  manufacturing,  distributing,  and  selling fertilizer products.

USE OF ESTIMATES

The  process  of  preparing  financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of estimates and assumptions regarding  certain  types  of assets, liabilities,

revenues,  and  expenses.   Such  estimates  primarily  relate   to   unsettled

transactions   and   events  as  of  the  date  of  the  financial  statements.

Accordingly, upon settlement, actual results may differ from estimated amounts.

CASH AND CASH EQUIVALENTS

The Company considers  all  highly  liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

MEST's financial instruments consist  primarily  of  cash, receivables, prepaid expenses, accrued expenses and payables, and loans payable,  which  approximate fair value because of their short maturities.

RESEARCH AND DEVELOPMENT

Research  and  development expenses are charged to operations as incurred.  The cost  of intellectual  property  purchased  from  others  that  is  immediately marketable  or  that has an alternative future use is capitalized as intangible assets.  The Company  periodically  reviews  its  capitalized  patent  costs to assess  recoverability  based  on  the  projected  undiscounted cash flows from operations. Impairments are recognized in operating  results  when  a permanent diminution in value occurs.

The  Company  constructed  a testing  facility  during  1999 in  Apeldoorn, The

Netherlands at a cost of approximately $450,000.  These costs were  expensed as research and development during the year ended December 31, 1999.

DERIVATIVE INSTRUMENTS

The   Financial  Accounting  Standards  Board  issued  Statement  of  Financial

Accounting  Standards  ("SFAS") No. 133, "Accounting for Derivative Instruments

and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative

Instruments and Hedging Activities - Deferral of the Effective Date of FASB No.

133", and SFAS No. 138,  "Accounting  for  Certain  Derivative  Instruments and

Certain Hedging Activities", which is effective for the Company as  of  January

1,  2001.   This  standard  establishes  accounting and reporting standards for derivative instruments, including certain  derivative  instruments  embedded in

other  contracts,  and  for  hedging  activities.   It  requires that an entity

recognize all derivatives as either assets or liabilities  in  the consolidated balance sheets and measure those instruments at fair value.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DERIVATIVE INSTRUMENTS (CONTINUED)

If certain conditions are met, a derivative may be specifically designated as a hedge,  the  objective  of  which  is  to  match  the  timing  of gain or  loss recognition on the hedging derivative with the recognition of (i)  the  changes in the fair value of the hedged asset or liability that are attributable to the hedged  risk  or (ii) the earnings effect of the hedged forecasted transaction.

For a derivative  not  designated  as a hedging instrument, the gain or loss is recognized in income in the period of change.

From November 1, 1999 to February 17,  2000,  the  Company entered into a small number of foreign currency purchases for cash management purposes.  The results of these short-term transactions, which generated an  aggregate  loss of $7,124 in  1999  and  an  aggregate  gain  of  $4,262  in  2000, are included in Other

Comprehensive  Income  (loss)  as  an element of foreign  currency  translation earnings.  The Company engaged in no  similar foreign currency purchases either prior to or subsequent to the aforementioned time frame.

COMPENSATED ABSENCES

Currently,  the  Company  has  no employees;  therefore,  no  policy  regarding compensated absences has been

established.  The Company will establish  a  policy  to  recognize the costs of compensated absences at the point in time that it has employees.

ADVERTISING EXPENSES

Advertising  expenses  consist  primarily  of  costs  incurred in  the  design,

development, and printing of Company literature and marketing  materials.   The

Company expenses all advertising expenditures as incurred.

PROVISION FOR TAXES

Income  taxes  are  provided  based  upon  the  liability  method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes."  Under  this  approach,

deferred  income  taxes  are recorded to reflect the tax consequences on future years of differences between  the tax basis of assets and liabilities and their

financial  reporting  amounts at  each  year-end.   A  valuation  allowance  is

recorded against deferred tax assets if management does not believe the Company has met the "more likely  than  not"  standard imposed by SFAS No. 109 to allow recognition of such an asset.

At  June 30, 2001, the Company had net deferred  tax  assets  of  approximately

$480,000,  principally arising from net operating loss carryforwards for income

tax purposes.   As  management  of the Company cannot determine that it is more likely than not that the Company  will  realize the benefit of the net deferred tax asset, a valuation allowance equal to  the  net deferred tax asset has been established at June 30, 2001.

At  June  30,  2001,  the  Company  has  net  operating loss  carryforwards  of

approximately $2,400,000, which expire in the years  2017  through  2021.   The

Company  recognized  approximately  $2,300,000  of  losses  for the issuance of common stock options for services, which are not deductible for  tax  purposes,

and are not included in the above calculation of deferred tax asset.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOSS PER SHARE

Basic  loss  per  share  was  computed by dividing the net loss by the weighted

average number of shares outstanding  during  the  year.   The weighted average

number of shares was calculated by taking the number of shares  outstanding and weighting  them  by  the  amount  of  time  they were outstanding.  Outstanding options and convertible preferred stock were not included in the computation of diluted loss per share because the exercise price of the outstanding options is higher than the market price of the stock, thereby  causing  the  options to be antidilutive.

GOING CONCERN

The  accompanying  financial  statements  have been prepared assuming that  the

Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has no revenues,

has incurred a net loss of $303,333 for the six months ended June 30, 2001, has an accumulated deficit of $4,834,023 and has  had  no sales.  The future of the

Company   is   dependent  upon  successful  and  profitable   operations   from

manufacturing,  distributing,   and   selling  its  fertilizer  products.   The

financial  statements  do  not  include  any   adjustments   related   to   the

recoverability  and  classification  of  recorded  assets,  or  the amounts and classification of liabilities that might be necessary in the event  the Company cannot continue in existence.

Management has established plans designed to promote the sales of the Company's

product.   Management  intends  to  seek  additional  capital  from  new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

PRINCIPLES OF CONSOLIDATION

The  consolidated  financial  statements  include the accounts of MEST and  its wholly owned subsidiary, MEST, BV. All material  intercompany  transactions and balances have been eliminated.  Manure and Sludge Technology, BV  ("MSTec"),  a

50  per  cent owned corporation is reflected in the financial statements on the equity method of accounting, and not included in the financial statements as an entity subject to consolidation.

Accounting for Stock Options Granted to Employees and Nonemployees

Statement  of  Financial  Accounting  Standards No. 123, "Accounting for Stock-

Based Compensation" ("SFAS No. 123"), defines  a  fair  value-based  method  of accounting  for  stock  options  and other equity instruments.  The Company has adopted this method, which measures  compensation  costs based on the estimated fair value of the award and recognizes that cost over the service period.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INTERIM FINANCIAL STATEMENTS

The interim financial statements for the period ended  June  30,  2001 included herein have not been audited, at the request of the Company.  They  reflect all adjustments,  which  are,  in  the  opinion of management, necessary to present

fairly the results of operations for  the  period.   All  such  adjustments are

normal  recurring  adjustments.   The  results  of  operations  for the  period

presented is not necessarily indicative of the results to be expected  for  the full fiscal year.

IMPAIRED ASSET POLICY

In  March  1995,  the  Financial Accounting Standards Board issued a statement,

SFAS No. 121, titled "Accounting  for  Impairment  of Long-lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment  or  Disposal  of

Long-Lived  Assets."   In complying with this standard, the Company reviews its

long-lived  assets  quarterly   to  determine  if  any  events  or  changes  in

circumstances have transpired which  indicate  that  the  carrying value of its assets may not be recoverable.  The Company determines impairment  by comparing the undiscounted future cash flows estimated to be generated by its  assets  to their respective carrying amounts.

The  Company  does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

COMPREHENSIVE INCOME

Effective January  1,  1998,  the  Company  adopted  SFAS  No.  130, "Reporting

Comprehensive  Income"  (SFAS  130), which was issued in June 1997.   SFAS  130

establishes rules for the reporting and display of comprehensive income and its

components.   The effect of the adoption  of  SFAS  130  is  reflected  in  the accompanying financial  statements  and  included  under  the  headings  "Other

Comprehensive Loss."

FOREIGN CURRENCY TRANSLATION GAINS/LOSSES

The  Company has adopted Financial Accounting Standard No. 52.  Monetary assets and liabilities  denominated  in  foreign currencies are translated into United

States dollars at rates of exchange in effect at the balance sheet date.  Gains or losses are included in income for  the  year, except gains or losses related to long-term debt, which are deferred and amortized  over the remaining term of the debt.  Non-montary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are  translated at rates of exchange in effect at the date of the transaction.

PROPERTY AND EQUIPMENT

Property  and  equipment  are  stated  at cost.  Depreciation of  property  and equipment  is  calculated using the straight-line  method  over  the  estimated useful lives of the assets, which range from three to ten years.  See Note 4.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF CREDIT RISK

The Company maintains  its cash in several  Netherlands financial institutions.

These  financial  institutions  are  considered  credit  worthy  and  have  not experienced any losses  on  deposits at June 30, 2001.  The funds are valued in

U.S. dollars and are fully insured.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial  Accounting  Standards Board issued Statement of

Financial  Accounting  Standards No. 144, "Accounting  for  the  Impairment  or

Disposal of Long-Lived Assets"  (SFAS  No.  144).   SFAS 144 replaces SFAS 121,

"Accounting for the Impairment of Long-Lived Assets and  for  Long-Lived Assets

to  Be  Disposed Of."  This new standard establishes a single accounting  model for long-lived  assets  to  be  disposed  of  by  sale,  including discontinued

operations.  Statement 144 required that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell,  whether reported

in  continuing  operations  or  discontinued  operations.   This  statement  is

effective  beginning  for  fiscal  years after December 15, 2001, with  earlier application encouraged.  The Company adopted SFAS 144 and does not believe that the adoption will have a material impact  on  the  financial  statements of the

Company at June 30, 2001.

In October 2001, the Financial Accounting Standards Board issued  Statement  of

Financial  Accounting  Standards  No.  143,  "Accounting  for  Asset Retirement

Obligations"  (SFAS No. 143).  SFAS No. 143 establishes guidelines  related  to the retirement  of tangible long-lived assets of the Company and the associated

retirement costs.   This  statement required that the fair value of a liability for an asset retirement obligation  be  recognized in the period in which it is incurred if a reasonable estimate of fair  value  can  be made.  The associated asset retirement costs are capitalized as part of the carrying  amount  of  the long-lived assets.  This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application

encouraged.   The  Company  adopted  SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2001.

In June 2001, the FASB issued SFAS No.  141,  "Business  Combinations" and SFAS

No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 provides for the elimination  of  the  pooling-of-interest  method  of accounting  for  business combinations with an acquisition date of July 1, 2001  or  later.  SFAS No. 142 prohibits  the  amortization  of  goodwill  and  other intangible  assets  with indefinite lives and requires periodic reassessment  of the underlying value of

such  assets  for  impairment.   SFAS  No. 142 is effective  for  fiscal  years

beginning  after December 15, 2001.  An early  adoption  provision  exists  for companies with  fiscal  years beginning after March 15, 2001.  The Company does not have assets with indeterminate lives.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2000, the FASB  issued  SFAS No. 140 "Accounting for Transfers and

Servicing  of  Financial  Assets  and  Extinguishment  of  Liabilities."   This

statement  provides  accounting  and  reporting   standard  for  transfers  and

servicing  of  financial  assets  and extinguishment of  liabilities  and  also provides consistent standards for distinguishing  transfers of financial assets

that are sales from transfers that are secured borrowings.   SFAS  No.  140  is

effective   for   recognition   and  reclassification  of  collateral  and  for

disclosures related to securitization  transactions  and  collateral for fiscal years  ending  after  December  15,  2000, and is effective for  transfers  and servicing  of  financial assets and extinguishments  of  liabilities  occurring after March 31, 2001.  The Company believes that the adoptions of this standard will not have a  material  effect  on  the  Company's  results of operations or financial positions.

NOTE 3 - RELATED PARTY TRANSACTIONS

LOANS FROM RELATED PARTIES

At December 31, 2000, loans from related parties consisted of the following:

                                                             2000

                                                      --------------

     Maurice Schelvis, (a shareholder of the

     Company), unsecured, interest at 5%,

     due on demand.                                   $       5,590

     Maurice Schelvis, (a shareholder of the

     Company), unsecured, interest at 6%,

     due on demand.                                         103,500

                                                      --------------

     Total                                            $    109,090

                                                      ==============

The Company had no outstanding loans from related parties at June 30, 2001.

RECEIVABLE FROM RELATED PARTIES

At December 31, 2000 the following amounts were receivable from shareholders or related parties:

                                                            2000

                                                      --------------

     IJ-Beeher, interest at 5%, unsecured.            $      48,917

     Jan Luiken, B.V., interest at 7%, unsecured            109,524

                                                      --------------

                                                      $     158,441

                                                      ==============

The Company had no receivables from related parties at June 30, 2001.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

OTHER RELATED PARTY TRANSACTIONS

The president of the Company conveyed  all outstanding  shares of MEST, B.V. to the Company in  exchange for  1,920,000 shares  of common stock  of the Company during the year ended December 31, 1998.

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions  and improvements

are  capitalized.   Minor  replacements,  maintenance and repairs that  do  not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is being calculated  using  the  straight-line method over  the expected useful lives of the assets.  Depreciation  expense  for  the periods ended June 30, 2001 and 2000 was $1,901 and $1,793, respectively.

NOTE 5 - PREFERRED STOCK

The Company  is  authorized  to  issue  5,000,000  shares  of $0.0001 par value preferred stock; 535,985 Series A preferred shares were issued  and outstanding

at  December  31,  2001 and 2000.   Each share of Series A preferred  stock  is

entitled to a dividend at the rate of $0.30 per share if the board of directors

declares  a  dividend,   although   no  dividends  have  been  declared.   Upon

liquidation or dissolution of the Company,  each  outstanding share of Series A preferred stock is entitled to a distribution of $4.00  per  share prior to any distribution to common stock shareholders.  Series A preferred  stock  is  non-

voting,  and  each  share is convertible into one share of the Company's common stock at any time after June 1, 1999.

During the year ended  December 31, 1998, the Company sold 23,900 shares of its preferred stock at an average  price of $3.73 per share.  During the year ended

December 31, 1999, the Company sold 403,585 shares of its preferred stock at an average price of $3.93 per share.  During the year ended December 31, 2000, the

Company sold 108,500 shares of its preferred stock at an average price of $4.21 per share.

NOTE 6 - COMMON STOCK

The Company is authorized to issue  30,000,000  shares  of  $0.0001  par  value common stock; 7,320,055 shares were issued and outstanding at June 30, 2001 and

December  31,  2000.   Each holder of common stock has one, non-cumulative vote

per  share on all matters  voted  upon  by  the  shareholders.   There  are  no

preemptive rights or other rights of subscription.

During  the  period ended December 31, 1997, the Company issued 5,000 shares of its common stock for cash at $1.00 per share and 175 shares of its common stock valued at $1.00  per  share  to  acquire STB Corp.  The stock was valued at its fair market value on the date of issuance.

During the year ended December 31,  1998,  the Company sold 5,394,880 shares of its common stock for cash at $0.17 per share and issued 1,920,000 shares of its common stock at $0.01 per share to acquire a  subsidiary.  The stock was valued at the fair market value on the date of issuance.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 7 - JOINT VENTURE INVESTMENT IN MANURE AND SLUDGE TECHNOLOGY, B.V.

Manure  and  Sludge Technology, B.V. (hereinafter  "MSTec")  is  a  Netherlands corporation that  was formed for the purpose of developing a process for use on a commercial basis that would economically dry and pasteurize manure and sludge into pellets that could  be  sold  as  organic  fertilizer  and other products.

Since its inception, MSTec has refined its technological process  for  use with other waste products such as bio-solids, fish and food waste, and paper pulp.

MEST  owns  50 percent of the common stock of MSTec, and accounts for MSTec  on

the equity method.   The  other  50 percent of MSTec's common stock is owned by

The  Netherlands  Organization for Applied  Scientific  Research  ("TNO"),  the

largest  single research  facility  in  Europe  employing  over  five  thousand professionals.

MEST's investment  in  the  joint  venture  is recorded as $0 on MEST's balance sheet because MSTec's debt and losses exceeds MEST's share of investment in the joint venture.  MEST's investment in the joint venture totaled $816,000 at June

30, 2001 and December 31, 2000. In forming the  joint  venture  of  MSTec,  the

Company  committed  to  an  investment  in  the  form  of  a  loan  to MSTec of approximately $800,000, which funds were in fact advanced to MSTec in  1999 and

2000.   This  loan  is  treated  as  an  equity  investment under the Company's

understanding  of  the  conditions  of the joint venture.   The  investment  is

subject to the terms of the related loan  agreement dated January 22, 1999, the

Company agreed in the event of bankruptcy or  termination  of MSTec's to forego repayment of the funds advanced until such time as all other creditors are paid in full.  At the date of these financial statements, no funds  advanced  by the

Company to MSTec have been repaid.

The  joint  venture’s  primary  asset,  as  the  result of  the  aforementioned investment,  is a  worldwide  licensing  agreement  for the  application of the aforementioned technological process from TNO.

TNO controls the research and activities of the joint venture while MEST Corp's participation  consists  of investment with rights to products developed by the joint venture.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 7 - JOINT VENTURE INVESTMENT IN MANURE AND SLUDGE TECHNOLOGY, B.V.

                  (continued)

The following is a summary of the financial positions and results of operations of MSTec.

                                          June 30,     December 31,

                                           2001           2000

                                      -------------   -------------

     Current assets                   $    114,680    $    123,809

     Property, plant, and equipment            -               -

     Other assets (net)                     49,824          50,624

                                      -------------   -------------

         Total assets                 $    164,504    $    174,433

                                      =============   =============

     Current liabilities              $    324,819    $    210,753

     Long-term debt - related parties    1,705,515       1,673,640

                                      -------------   -------------

         Total liabilities               2,030,334       1,984,393

     Stockholders' equity               (1,865,830)     (1,709,960)

                                      -------------   -------------

         Total liabilities and equity $    164,504    $    174,433

                                      =============   =============

     Net sales                        $        -      $        -

     Gross profit                     $        -      $        -

     Loss from continuing operations  $   (155,870)   $   (789,544)

     Net loss                         $   (155,870)   $   (789,544)

JOINT VENTURE ROYALTY AGREEMENT

In connection with the formation  of  the  MSTec  joint  venture, a sub-license agreement  was  executed wherein M.E.S.T. agreed to pay to MSTec  "sub-license"

fees, which are effectively  royalty  fees,  for  manure  conversion  factories constructed  by  M.E.S.T.  over  a  period  of fifteen years.  The fifteen-year

period begins when M.E.S.T. constructs its first  such  factory.   Royalty fees

due  to  MSTec  are  computed  on  a  sliding  scale, based upon actual factory

construction costs, and range from 15% to 10%.   At the date of these financial

statements, no royalty fees were owed under the aforementioned agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

The Company leases office space in Apeldoorn  under a written  agreement, which provides for  lease  payments of  approximately $2,000  per month through  June

2006.  Formerly the Company leased office space in  Amsterdam  under a  written agreement, which ran from July 1999 through January 2002 and provided for lease payments of approximately $1,500  per month.  In 2001, the lease  agreement was renegotiated and the lease expiration date was  changed to  July 31, 2001  with other lease provisions remaining unchanged.

Future minimum rental commitments under the operating  lease are as  follows at

June 30, 2001:

            Year Ending:

            December 31, 2001                        $  20,500

            December 31, 2002                        $  24,000

            December 31, 2003                        $  24,000

            December 31, 2004                        $  24,000

            December 31, 2005                        $  24,000


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE 9 - STOCK OPTIONS

The Company has granted its officers options to  purchase  a  total  of 700,000 shares  of the Company's common stock at an exercise price of $0.50 per  share.

Following  is a summary of the status of these performance-based options during the periods ended June 30, 2001 and December 31, 2000.

                                         Number of      Weighted Average

                                         Shares         Price per Share

                                        --------------  ----------------

     Outstanding at December 31, 1999         530,000   $        0.50

       Granted                                200,000            0.50

       Expired                                (30,000)           0.50

       Exercised or forfeited                     -              -

                                        --------------  ----------------

     Outstanding and exercisable at

           December 31, 2000                  700,000   $        0.50

                                        ==============  ================

     Weighted average fair value of

           options granted during 2000                  $        3.59

                                                        ================

     Outstanding at December 31, 2000         700,000   $        0.50

       Granted                                    -                -

       Exercised, expired or forfeited            -                -

                                        --------------  ----------------

     Outstanding and exercisable at

            June 30, 2001                     700,000   $        0.50

                                        ==============  ================

The Company  estimated the fair value of each stock option at the grant date by using the Black-Scholes  option  pricing  model  with  the  following weighted-

average  assumptions  used:   Dividend yield of zero percent; strike  price  of

$0.50; expected volatility of 24.83%;  risk-free  interest  rate of six percent and expected lives of five years.  The weighted average fair  value  at date of grant  for options granted to officers in the year ended December 31, 2000  was

$3.59 per option.

Compensation  cost  charged  to  operations  was $767,900 during the year ended

December 31, 2000.

NOTE 10 - SUBSEQUENT EVENTS

In January 2002, the Company loaned $200,000 to  an  officer.   In  April 2002,

$150,000 was repaid and the Company also received a mortgage on real  estate as collateral for this loan.

NOTE 11 - RESTATEMENT AND CORRECTION OF AN ERROR

The Company's financial statements for the period ended June 30, 2001 have been restated  to reflect the correction of forgiveness of debt by an officer  as  a capital contribution,  which  increased  additional paid-in capital by $62,867.

The effect of this correction was the reclassification of extraordinary gain on debt forgiveness of $62,867 to additional  paid-in  capital  for the six months ended June 30, 2001.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended June 30, 2001

Item II - Management's Discussion and Analysis or Plan of Operation

The Company provides the information required by 17 CFR {section}228.303(a) and provides a discussion regarding the Company's plan of operation for the next 12 months.

Summary of Product Research

The Company recently concluded preliminary testing of the Company's proprietary

dewatering  device.   Utilizing the  Zeolite  Dewatering  System  has  provided

meaningful  insight  into   actual   production   constraints  and  operations.

Management will concentrate on developing conveyors  and  airlock valves in the turbid  reactor  which  do not harm the Zeolite.  This additional  research  is anticipated to cost less than $20,000.00.

Marketing Plan

Management has engaged in  the  exercise  of identifying financially productive applications for the Company's proprietary  dewatering device.  The Company has tested various bio-solids and sludges in the  past  to determine the ability of the Company's proprietary dewatering process to handle certain materials.  This kind  of  research  is  ongoing  and  the Company actively  solicits  different varieties of bio-waste which may have value added in its dehydrated state.  The

Company plans to utilize this information  to  develop a more precise marketing plan which will concentrate on processes which offer financial return and which are amenable to the current status of MEST's dewatering technology.

In that regard, the Company has plans to assemble  pilot  plants  in  locations

which  provide  constant  sources  of  biological  waste.   In order to address

processing  requirements  when  the  Company  has finally identified  site  and product specific waste stream processing, Management has deemed it necessary to solicit bids from potential manufacturers in Europe  and  in the United States.

As a preliminary matter, the Company estimates that a production  facility will cost between $500,000.00 and $700,000.00 U.S. dollars to fabricate  in  limited

quantities.   Specific  engineering  figures  will be required in order for the

Company to more accurately develop cost estimates  for  processing  bio-solids,

sludges or biological waste materials.  The Company has previously engaged  TNO to  determine  processing  costs  on  the  Company's  pilot  plan.  The Company believes  that  it  has  certain  useful  information regarding the  dewatering processing costs in a test format, more precise information should be developed by the financing production and employment of functional dewatering plants.

The  Company  has  pursued  an  opportunity to locate  and  operate  a  Zeolite dewatering facility in Cordova, Alaska  for  purposes of processing fish waste.

The Company intends to fully explore fish waste  processing  and make decisions regarding the Company's initial production application.  The issue  is  whether the  Company should sell dewatering devices to third parties and derive profits from the  sale  of  equipment  and  machinery.  The Company is entertaining the

prospect of royalty or production based  fees.   Management has also considered

retaining  all  vestiges  of ownership in the Zeolite  dewatering  systems  and deriving profits from processing bio-solids or biological waste products.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended June 30, 2001

Financial Requirements

In the event the Company does  not  manufacture  or  contract  for  the further development and production of a Zeolite dewatering device, management estimates that current Company funding will last between 9 and 12 months.  As the Company anticipates  continuing operations and the development of up to five production quality devices,  then  the  Company  will  need to raise additional capital to

accomplish  that  purpose.   The  Company  estimates   that   it  will  require

approximately  $5,000,000.00  to  administer  the  engineering project  and  to construct the dewatering devices in accordance with  the  Company's  plans.  In that  regard, the Company intends to provide information to the Securities  and

Exchange  Commission  sufficient to clear the comment phase and then to proceed with a fully registered public offering to raise the $5,000,000.00 required for the Company's plan of operations.

In order to implement the  plans  as  outlined  above,  management  anticipates hiring an operations manager close to the location where the dewatering devices will be manufactured.  Prior to the delivery and installation of the dewatering devices to the operating locations, management will hire a team of no more than three  operators  for  each dewatering system or it will subcontract the  plant operations to a third party.  The Company will budget in its operating expenses sufficient funding for either  subcontracting services or for employee services to  maintain plant operations.  The  time  period  between  engagement  of  the subcontractor  to  build  the  devices and delivery is anticipated to be 4 to 6 months.

Finances of the Company  derive from  two exempted  offerings  of MEST  common shares and Preferred Series A.  The Company has not earned income by virtue of

sales   of  goods  and   services.    The  payment  of   employees,  expenses,

subcontractors and  Company obligations  has been made from  capital raised by the  sale  of  equity  shares.  The  Company  anticipates  the  need to  raise additional capital through public or private offerings and does not  expect to earn revenues until late 2003.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended June 30, 2001

                          PART II - OTHER INFORMATION

Item I - Legal Proceedings

Management  is  not  aware  of any claims,  legal  proceedings,  litigation  or complaints against the Company  during  the  applicable  period covered by this report.  Accordingly the Company provides no information regarding  such claims or litigation as required by Item 103 of Regulation S-B.

Item II - Changes in Securities and Use of Proceeds

There  has been no change in any instrument defining the rights of any  holders of any class of registered securities and accordingly no discussion is provided regarding  such  changes  or  modifications  to  the  rights  of  any  affected

shareholders.   The  Company has not issued any class of securities, registered or otherwise, which limit or affect the securities already outstanding.

The Company has not sold,  issued  or  distributed any equity securities during the  period  covered  by  this report and consequently  does  not  provide  the information required by 17  CFR  {section}228.701.  The Company incorporates by reference all of Part II Item 4 of  the  Amended  Form  10-SB filed 10/15/01 to describe  unregistered  offerings, funds raised by the sale  of  the  Company's

Common and Preferred Stock and the use of proceeds.

Item III - Defaults upon Senior Securities

     a.  Management is unaware  of  any  material  default  in  the  payment of principal interest a sinking or purchase fund installment or any other material default  regarding any indebtedness of the Company which amounts to 5%  of  the total assets.

     b.  Management  is  not  aware of any material arrearage in the payment of dividends as the Board of Directors  has not declared any dividends payable for reasons that the Company has not generated  profits from which to make dividend payments.

Item IV - Submission of Matters to a Vote of Security Holders

For the period  in question, April through June  2001,  there  were no  matters submitted  to  security  holders.  No special or annual meeting  was  convened.

Consequently the Company provides  no details regarding solicitation of proxies as a result of any such meeting or the  subject  matter  and  results  for such meetings.

Item V - Other Information

The  Company has  retained  a U.S. based  auditor,  Williams  &  Webster  P.S.,

certified public accountants  located  at Bank  of  America  Financial  Center,

601  West  Riverside, Suite  1940, Spokane,  Washington  99201-0611,  telephone number  (509) 838-5111.  Formerly, Arenthals Gran  Thornton  of  Amsterdam, The

Netherlands   provided  accounting  information  to  the  SEC  on  the  initial

disclosures  pursuant   to   the   Company's  initial  registration  documents.

Arenthals continues to provide accounting  services  to  the Company.  However,

Williams & Webster P.S. has taken over the role of the Company's  United States auditor.  Further information is made available on Form 8-K.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended June 30, 2001

Item VI - Exhibits and Reports

(a)  Exhibits required by Item 601

(2)      Plan of Acquisition, reorganization, arrangement,

         liquidation or succession.                                        (2)

(3)(i)   Articles of Incorporation                                         (2)

(3)(ii)  Bylaws.                                                           (2)

(4)      Instruments defining the rights of security holders,

         including indentures.                                             (2)

(9)      Voting trust agreements.                                          (1)

(10)     Material contracts.                                               (2)

(11)     Statement re:  computation of per share earnings.                 (1)

(13)     Annual or quarterly reports, Form 10Q                             (1)

(16)     Letter re:  change in certifying accountant.                      (1)

(18)     Letter re:  change in accounting principles .                     (1)

(20)     Other documents or statements to security holders.                (1)

(21)     Subsidiaries of the Registrant.                                   (2)

(22)     Published report regarding matters submitted

         to vote of security holders.                                      (1)

(23)     Consents of Experts and counsel.                                  (1)

(24)     Power of Attorney.                                                (1)

(27)     Financial Data Schedule (no longer required)                      (1)

(99)     Additional Exhibits.                                              (1)

         (1) These items have either been omitted or are not applicable

         (2) Incorporated by reference to previous filing

(b)  Reports  on  Form  8-K:

The Company has filed concurrent with this 10QSB a Form 8K  discussing a change of accountants as noted in Part II, Item 5 of this report.

                                  SIGNATURES

In accordance with the  requirements of the  Security Exchange  Act of 1934, the

Registrant has caused this report to be signed on its behalf by the undersigned,

duly authorized.

MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

(Registrant)

                             By: /s/ Greg Schmick

                             ----------------------------

                             Greg Schmick, President

                             Date:  September 18, 2002

                             ----------------------------
