Form 10QSB
period 2001-09-30
MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP/NY
filed 2002-09-20
CIK 1062386

                    U.S. Securities and Exchange Commission

                             Washington D.C. 20549

                                  Form 10-QSB

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

     EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                                  Form 10-QSB

               For the quarterly period ended September 30, 2001

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

           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended September 30, 2001

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

                          MANAGEMENT OF ENVIRONMENTAL

                         SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                       Consolidated Financial Statements

                              September 30, 2001

                           WILLIAMS & WEBSTER, P.S.

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

Apeldoorn, The Netherlands

                          ACCOUNTANT'S REVIEW REPORT

We  have reviewed the accompanying consolidated balance sheets of Management of

Environmental  Solutions & Technology Corp. (a development stage company) as of

September 30, 2001  and  the  related consolidated statements of operations and comprehensive loss, stockholders'  equity  and  cash flows for the three months and nine months ended September 30, 2001, for the  three months and nine months ended September 30, 2000, and for the period from December 10, 1997 (inception)

to September 30, 2001.  These financial statements are  the  responsibility  of the Company's management.

We  conducted  our  review  in  accordance  with  standards  established by the

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

Based on our review, we are not aware of any material modifications that should be made to the  accompanying  financial  statements  in order for them to be in conformity with accounting principles generally accepted  in  the United States of America.

The financial statements for the year ended December 31, 2000 were  audited  by us  and  we  express an unqualified opinion on them in our report dated June 1,

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

August 29, 2002


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEET

                                                     September 30,

                                                         2001      December 31,

                                                      (Unaudited)      2000

                                                     ------------  ------------

ASSETS

CURRENT ASSETS

  Cash                                               $   356,635   $   666,746

  Accounts receivable                                      1,034        44,157

  Due from shareholders or related parties                   -         158,441

  Other receivables                                       28,011           -

  Prepaid expenses                                           -          19,274

                                                     ------------  ------------

    Total Current Assets                                 385,680       888,618

  Property and equipment (net of depreciation)             4,011         7,182

                                                     ------------  ------------

    Total Other Assets                                     4,011         7,182

                                                     ------------  ------------

TOTAL ASSETS                                         $   389,691   $   895,800

                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                   $    45,611   $    63,048

  Accrued expenses                                        19,754        12,738

  Loans, related parties                                  25,921       109,090

                                                     ------------  ------------

    Total Current Liabilities                             91,286       184,876

COMMITMENTS AND CONTINGENCIES                                -             -

                                                     ------------  ------------

STOCKHOLDERS' EQUITY

  Preferred stock - Series A;

    $0.0001 par value, 5,000,000 shares

    authorized, 535,985 issued and

    outstanding, aggregate liquidation

    preference of $2,143,940                                  53            53

  Common stock; $0.0001 par value,

    30,000,000 shares authorized,

    7,320,055 shares issued and outstanding                  732           732

  Additional paid-in capital                           3,212,043     3,149,176

  Stock options                                        2,274,650     2,274,650

  Deficit accumulated during development stage        (4,903,492)   (4,530,690)

  Accumulated other comprehensive income (loss)         (285,581)     (182,997)

                                                     ------------  ------------

    Total Stockholders' Equity                           298,405     710,924

                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   389,691   $   895,800

                                                     ============  ============

See accompanying notes and accountants’ review report.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS




                                                                                     Period from

                                                                                     December 17,

                                                                                         1997

                                  Three Months Ended          Nine Months Ended      (Inception)

                                     September 30,              September 30,            to

                             --------------------------  --------------------------  September 30,

                                 2001          2000          2001          2000          2001

                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

                             ------------  ------------  ------------  ------------  ------------


REVENUES                     $       -     $       -     $       -     $       -     $       -

                             ------------  ------------  ------------  ------------  ------------

EXPENSES

General and administrative        87,270       182,768       205,147       917,759     3,462,276

Research and development             -             -         131,871        60,000       667,248

Depreciation                       1,270         1,192         3,171         2,985         9,882

                             ------------  ------------  ------------  ------------  ------------

  Total Expenses                  88,540       183,960       340,189       980,744     4,116,589

                             ------------  ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS             (88,540)     (183,960)     (340,189)     (980,744)   (4,116,589)

                             ------------  ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES)

Interest income                   13,554         3,404        39,805        37,842       149,288

Interest expense                     -             -             -             -            (793)

Gain (loss) from joint

  venture                          5,517           -         (72,418)     (219,069)     (935,398)

                             ------------  ------------  ------------  ------------  ------------

Other Income (Expense)            19,071         3,404       (32,613)     (181,227)     (786,903)

                             ------------  ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES         (69,469)     (180,556)     (372,802)   (1,161,971)   (4,903,492)

INCOME TAX EXPENSE                   -             -             -              -            -

                             ------------  ------------  ------------  ------------  ------------

NET LOSS                         (69,469)     (180,556)     (372,802)   (1,161,971)   (4,903,492)

OTHER COMPREHENSIVE

  INCOME (LOSS)

Foreign currency translation

  gain (loss)                    (12,987)          -        (102,584)      (27,286)     (285,581)

                             ------------  ------------  ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)  $   (82,456)  $  (180,556)  $  (475,386)  $(1,189,257)  $(5,189,073)

                             ============  ============  ============  ============  ============

LOSS PER COMMON SHARE,

  BASIC AND DILUTED          $     (0.01)  $     (0.02)  $     (0.06)  $    (0.16)

                             ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF

  COMMON SHARES OUTSTANDING,

  BASIC AND DILUTED            7,320,055     7,320,055     7,320,055     7,320,055

                             ============  ============  ============  ============



See accompanying notes and accountants’ review report.


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

Net loss for

 nine months ended

 ended Sept. 30, 2001        -               -              -               -               -                -         (372,802)      (102,584)        (475,386)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 Sept. 30, 2001          535,985   $         53       7,320,055   $         732   $    3,212,043   $   2,274,650   $ (4,903,492)   $   (285,581)   $    298,405

                   ==============  ==============  ==============  ==============  ==============  ==============  ==============  ==============  =============

</table>

See accompanying notes and accountants’ review report.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                              Period from

                                                                              December 17,

                                                                                  1997

                                                   Nine Months Ended          (Inception)

                                                     September 30,                 to

                                              ------------------------------  September 30,

                                                    2001             2000        2001

                                                (Unaudited)      (Unaudited)   (Unaudited)

                                              --------------  --------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                 $    (372,802) $ (1,161,971) $ (4,903,492)

Adjustments to reconcile net loss

  to net cash used in operating

  activities:

    Depreciation                                 3,171         2,985         9,882

    Options granted as compensation                -         498,837     2,351,738

(Increase) decrease in assets:

  Tax refunds receivable                        43,123       (10,575)       (1,034)

  Other receivables                            (28,011)       (2,695)      (28,011)

  Prepaid expenses                              19,274       (13,788)          -

Increase (decrease) in  liabilities:

  Accounts payable                             (17,437)     (501,123)       40,426

  Accrued expenses                               7,016           -          19,754

                                              --------------  --------------  --------------

Net cash provided (used) by operating

activities                                    (345,666)   (1,188,330)   (2,510,737)

                                              --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                -             -          (13,893)

Loans provided to shareholders                    -             -         (933,303)

Payments on loans to related parties          112,218       683,033        887,080

                                              --------------  --------------  --------------

Net cash provided (used) by investing

activities                                    112,218       683,033        (60,116)

                                              --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party loans              25,921           -          145,391

Proceeds on related party loans                   -         (10,390)       (10,390)

Proceeds from the sale of preferred stock         -         533,670      2,147,238

Proceeds from the sale of common stock            -             -          905,460

Cash acquired with subsidiary                     -             -           20,000

                                              --------------  --------------  --------------

Net cash provided (used) by financing

activities                                     25,921       533,670      3,209,884

                                              --------------  --------------  --------------

Foreign currency translation loss            (102,584)      (27,286)      (285,211)

Net increase (decrease) in cash              (310,111)       (9,303)       351,635

Cash, beginning of period                     666,746       646,274          5,000

                                              --------------  --------------  --------------

Cash, end of period                      $    356,635   $   636,971   $    356,635

                                         =============  ============  =============

</table>

See accompanying notes and accountants’ review report.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                              Period from

                                                                              December 17,

                                                                                  1997

                                                   Nine Months Ended          (Inception)

                                                     September 30,                 to

                                              ------------------------------  September 30,

                                                    2001             2000        2001

                                                (Unaudited)      (Unaudited)   (Unaudited)

                                              --------------  --------------  --------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                           $      1,544  $         -    $     2,337

  Income taxes paid                       $        -    $         -    $       -

NON-CASH INVESTING AND FINANCING

  TRANSACTIONS:

  Stock options granted for compensation  $        -    $      498,837  $  2,428,826

  Stock issued for acquisitions           $        -    $          -    $     20,175

  Notes payable, related party netted

    with notes receivable related party   $     46,233  $          -    $    46,233

  Forgiveness of debt by officer          $     62,867  $          -    $    62,867



See accompanying notes and accountants’ review report.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

NOTE 1 - ORGANIZATION AND HISTORY

Management  of Environmental Solutions & Technology Corp. was formed to develop a proprietary technology for drying and treating animal manure and sludge to be

used as fertilizer.   The  "Company"  ("MEST")  was incorporated in Colorado on

December  10, 1997, followed by reorganization as  a  Delaware  corporation  on

December 18, 1997.

On December  26, 1997, the Company obtained all of the outstanding common stock of STB Corporation,  a  shell corporation domiciled in Colorado, by issuing 175 share of the Company's common  stock.  Because STB Corporation had no assets or operations, the Company recorded the transaction at the initial deemed value of the stock conveyed ($175), which  was  consistent  with the deemed value of the

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

B.V., a Netherlands corporation, owned by the Company's  president.    Although

MEST,  B.V.  had no recorded assets at the time of the transaction, the Company recorded the acquisition  at a nominal value of $0.01 per share.  The aggregate acquisition cost of $20,000,  originally  assigned  to  intangible  assets, was substantially written off by the end of 1998.  Currently, MEST, B.V. is used to conduct  the  Company's  business  in the Netherlands.  MEST, B.V. was acquired because it had certain data and technical information that the Company plans to use in its business.

The Netherlands Organization for Applied  Scientific  Research ("TNO"), staffed

by   5,000  professionals,  is  one  of  Europe's  leading  contract   research

organizations.   Using proprietary technology developed by TNO, the Company and

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

           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING METHOD

The  Company's financial statements are prepared using the  accrual  method  of accounting  method  of  accounting  in  accordance  with  accounting principles generally accepted in the United States of America.

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

                              SEPTEMBER 30, 2001

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

From November 1, 1999 to February 17,  2000,  the  Company entered into a small number of foreign currency purchases for cash management purposes.  The results of these short-term transactions, which generated an  aggregate  loss of $7,124 in  199  and  an  aggregate  gain  of  $4,262  in  2000,  are included in Other

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

At September 30, 2001, the Company had net deferred tax assets of approximately

$490,000, principally arising from net operating loss carryforwards  for income

tax  purposes.   As management of the Company cannot determine that it is  more likely than not that  the  Company will realize the benefit of the net deferred tax asset, a valuation allowance  equal  to the net deferred tax asset has been established at September 30, 2001.

At  September 30, 2001, the Company has net  operating  loss  carryforwards  of approximately  $2,480,000,  which  expire  in the years 2017 through 2021.  The

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

                              SEPTEMBER 30, 2001

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

As shown in the accompanying financial statements, the Company has no revenues,

has incurred a net loss of $372,802 for the  nine  months  ended  September 30,

2001, has an accumulated deficit during development stage of $4,903,492 and has

had  no  sales.   The  future  of the Company is dependent upon successful  and

profitable  operations  from  manufacturing,   distributing,  and  selling  its

fertilizer products.  The financial statements do  not  include any adjustments related  to the recoverability and classification of recorded  assets,  or  the amounts and  classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to promote the sales of the Company's product.  Management  intends  to  seek  additional  capital  from  new  equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

PRINCIPLES OF CONSOLIDATION

The  consolidated  financial  statements  include  the accounts of MEST and its wholly owned subsidiary, MEST, B.V. All material intercompany  transactions and balances have been eliminated.  Manure and Sludge Technology, BV  ("MSTec"),  a

50  percent  owned corporation, is reflected in the financial statements on the equity method of accounting, and not included in the financial statements as an entity subject to consolidation.

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

                              SEPTEMBER 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM FINANCIAL STATEMENTS

The  interim  financial  statements  for the period ended September  30,  2001,

included herein have not been audited,  at  the  request  of the Company.  They reflect all adjustments, which are, in the opinion of management,  necessary to present  fairly the results of operations for the period.  All such adjustments

are normal  recurring  adjustments.   The  results of operations for the period

presented is not necessarily indicative of the  results  to be expected for the full fiscal year.

IMPAIRED ASSET POLICY

In March 1995, the Financial Accounting Standards Board issued a statement SFAS

No. 121 titled "Accounting for Impairment of Long-lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment or Disposal  of Long-Lived

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

The Company does not believe any  adjustments  are needed to the carrying value of its assets at September 30, 2001.

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

States dollars at rates of exchange in effect at the balance sheet date.  Gains or  losses are included in income for the year, except gains or losses  related to long-term  debt, which are deferred and amortized over the remaining term of the debt.  Non-monetary  assets,  liabilities  and  items  recorded  in  income arising  from transactions denominated in foreign currencies are translated  at rates of exchange in effect at the date of the transaction.

PROPERTY AND EQUIPMENT

Property and  equipment  are  stated  at  cost.   Depreciation  of property and

equipment  is  calculated  using  the  straight-line  method over the estimated useful lives of the assets, which range from three to ten years.  See Note 4.

CONCENTRATION OF CREDIT RISK

The  Company maintains its cash in several Netherlands financial  institutions.

These  financial  institutions  are  considered  credit  worthy  and  have  not experienced any losses on deposits at September 30, 2001.  The funds are valued in U.S. dollars and are fully insured.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In  October  2001, the Financial Accounting Standards Board issued Statement of

Financial Accounting  Standards  No.  144,  "Accounting  for  the Impairment or

Disposal  of  Long-Lived Assets" (SFAS No. 144).  SFAS 144 replaces  SFAS  121,

"Accounting for  the  Impairment of Long-Lived Assets and for Long-Lived Assets

to Be Disposed Of."  This  new  standard  establishes a single accounting model for  long-lived  assets  to  be  disposed of by  sale,  including  discontinued

operations .  Statement 144 required that these long-lived assets be measured at the lower of carrying amount or fair  value less cost to sell, whether reported

in  continuing  operations  or  discontinued  operations.   This  statement  is

effective beginning for fiscal years  after  December  15,  2001,  with earlier application encouraged.  The Company adopted SFAS 144 and does not believe that the  adoption  will have a material impact on the financial statements  of  the

Company at September 30, 2001.

In October 2001,  the  Financial Accounting Standards Board issued Statement of

Financial  Accounting Standards  No.  143,  "Accounting  for  Asset  Retirement

Obligations"  (SFAS  No.  143).  SFAS No. 143 establishes guidelines related to the retirement of tangible  long-lived assets of the Company and the associated retirement costs.  This statement  required  that the fair value of a liability for an asset retirement obligation be recognized  in  the period in which it is

incurred if a reasonable estimate of fair value can be  made.   The  associated

asset  retirement costs are capitalized as part of the carrying amount  of  the long-lived assets.  This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application

encouraged.   The  Company  adopted  SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2001.

In June 2001, the FASB issued SFAS No.  141,  "Business  Combinations" and SFAS

No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 provides for the elimination  of  the  pooling-of-interest  method  of accounting  for  business combinations with an acquisition date of July 1, 2001  or  later.  SFAS No. 142 prohibits  the  amortization  of  goodwill  and  other intangible  assets  with indefinite lives and requires periodic reassessment  of the underlying value of

such  assets  for  impairment.   SFAS  No. 142 is effective  for  fiscal  years

beginning  after December 15, 2001.  An early  adoption  provision  exists  for companies with  fiscal  years beginning after March 15, 2001.  The Company does not  have assets with indeterminate  lives,  therefore  the  Company  does  not believe the adoption will have a material impact on the financial statements of the Company at September 30, 2001.

In September  2000,  the FASB issued SFAS No. 140 "Accounting for Transfers and

Servicing  of Financial  Assets  with  Extinguishment  of  Liabilities."   This

statement  provides   accounting  and  reporting  standard  for  transfers  and

servicing of financial  assets  and  extinguishment  of  liabilities  and  also provides  consistent standards for distinguishing transfers of financial assets that are sales  from  transfers  that  are secured borrowings.  SFAS No. 140 is

effective  for  recognition  and  reclassification   of   collateral   and  for

disclosures  related  to  securitization transactions and collateral for fiscal years ending after December  15,  2000,  and  is  effective  for  transfers and servicing  of  financial  assets  and  extinguishments of liabilities occurring after March 31, 2001.  The Company believes that the adoptions of this standard will  not  have a material effect on the Company's  results  of  operations  or financial positions.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain amounts  from  prior  periods  have been reclassified to conform to the current period presentation.  This reclassification  has resulted in no changes to the Company's accumulated deficit or net losses presented

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

                                                      ==============

The  Company  had no outstanding loans from related parties  at  September  30,

2001.

RECEIVABLE FROM RELATED PARTIES

At December 31, 2000 the following amounts were receivable from shareholders or related parties:

                                                           2000

                                                      --------------

     IJ-Beeher, interest at 5%, unsecured.           $       48,917

     Jan Luiken, B.V., interest at 7%, unsecured.           109,524

                                                      --------------

                                                     $      158,441

                                                     ===============

The Company had no receivables from related parties at September 30, 2001.

OTHER RELATED PARTY TRANSACTIONS

The president of the Company conveyed all outstanding shares of MEST, B.V. to the Company in exchange for 1,920,000 shares of common stock of the Company during the year ended December 31, 1998.

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT

Property and equipment  are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements,  maintenance  and  repairs  that  do  not increase the useful lives of the assets are expensed as incurred.  Depreciation of  property  and  equipment is being calculated using the straight-line method over the expected useful  lives  of  the  assets.  Depreciation expense for the periods ended September 30, 2001 and 2000 was $3,171 and $2,985, respectively.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001

NOTE 5 - PREFERRED STOCK

The  Company  is authorized to issue 5,000,000  shares  of  $0.0001  par  value preferred stock;  535,985 Series A preferred shares were issued and outstanding at September 30, 2001  and December 31, 2001.  Each share of Series A preferred stock is entitled to a dividend  at the rate of $0.30 per share if the board of directors declares a dividend. although  no dividends have been declared.  Upon liquidation or dissolution of the Company,  each  outstanding share of Series A preferred stock is entitled to a distribution of $4.00  per  share prior to any distribution to common stock shareholders.  Series A preferred  stock  is  non-

voting,  and  each  share is convertible into one share of the Company's common stock at any time after June 1, 1999.

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

$4.21 per share.

NOTE 6 - COMMON STOCK

The  Company  is  authorized  to issue 30,000,000 shares of $0.0001  par  value

common  stock.   At  September 30,  2001,  7,320,055  shares  were  issued  and outstanding.  Each holder  of  common  stock  has  one, non-cumulative vote per

share on all matters voted upon by the shareholders.   There  are no preemptive

rights or other rights of subscription.

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

                              SEPTEMBER 30, 2001

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

2000.   This  loan  is  treated  as  an  equity  investment under the Company's

understanding  of  the  conditions  of the joint venture.   The  investment  is

subject to the terms of the related loan  agreement  dated January 22, 1999, in which the Company agreed in the event of MSTec's bankruptcy  or termination, to forego repayment of the funds advanced until such time as all  other  creditors

(apart  from TNO) are paid in full.  At the date of these financial statements,

no funds advanced by the Company to MSTec have been repaid.

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

                                      September 30,   December 31,

                                           2001            2000

                                      -------------   -------------

     Current assets                   $    122,321    $    123,809

     Property, plant, and equipment            -               -

     Other assets (net)                        -            50,624

                                      -------------   -------------

           Total assets               $    122,321    $    174,433

                                      =============   ==============


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001

NOTE 7 - JOINT VENTURE INVESTMENT IN MANURE AND SLUDGE TECHNOLOGY, B.V.

                  (CONTINUED)

                                      September 30,   December 31,

                                           2001            2000

                                      -------------   -------------

     Current liabilities              $    322,702    $    210,753

     Long-term debt - related parties    1,654,416       1,673,640

                                      -------------   -------------

         Total liabilities               1,977,118       1,984,393

     Stockholders' equity               (1,854,797)     (1,709,960)

                                      -------------   -------------

         Total liabilities and equity $    122,321    $    174,433

                                      =============   ==============

     Net sales                        $        -      $        -

     Gross profit                     $        -      $        -

     Loss from continuing operations  $   (144,837)   $   (789,544)

     Net loss                         $   (144,837)   $   (789,544)

JOINT VENTURE ROYALTY AGREEMENT

In connection with the formation  of  the  MSTec  joint  venture, a sub-license agreement  was  executed wherein M.E.S.T. agreed to pay to MSTec  "sub-license"

fees, which are effectively  royalty  fees,  for  manure  conversion  factories constructed  by  MEST  over a period of fifteen years.  The fifteen-year period begins when M.E.S.T. constructs  its  first  such factory.  Royalty fees due to

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

September 30, 2001:

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

Following is a summary of the status of these  performance-based options during the periods ended September 30, 2001 and December 31, 2000.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001

NOTE 9 - STOCK OPTIONS (CONTINUED)

                                         Number of     Weighted Average

                                         Shares        Price per Share

                                         ------------  ----------------

     Outstanding at December 31, 1999        530,000   $        0.50

       Granted                               200,000            0.50

       Expired                               (30,000)           0.50

       Exercised or forfeited                    -              -

                                         ------------  ----------------

     Outstanding and exercisable at

           December 31, 2000                 700,000   $        0.50

                                         ============  ================

     Weighted average fair value of

           options granted during 2000                 $        3.59

                                                       ================

     Outstanding at December 31, 2000        700,000   $        0.50

       Granted                                   -              -

       Exercised, expired or forfeited           -              -

                                         ------------  ----------------

     Outstanding and exercisable at

           September 30, 2001                700,000   $        0.50

                                         ============  ================

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

$3.59 per option.  Compensation  cost charged to operations was $767,900 during the years ended December 31, 2000.

NOTE 10 - SUBSEQUENT EVENTS

In January 2002, the Company loaned  $200,000  to  an  officer.  In April 2002,

$150,000 was repaid and the Company also received a mortgage  on real estate as collateral for this loan.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended September 30, 2001

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

           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended September 30, 2001

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

           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended September 30, 2001

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

Item IV - Submission of Matters to a Vote of Security Holders

For the period in question, July through September  2001  there were no matters submitted  to  security  holders.  No special or annual meeting  was  convened.

Consequently the Company provides  no details regarding solicitation of proxies as a result of any such meeting or the  subject  matter  and  results  for such meetings.

Item V - Other Information

The Company is aware of no other information which  requires inclusion  in this

Form 10QSB.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

               For the quarterly period ended September 30, 2001

Item VI - Exhibits and Reports

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

         (1) These items have either been omitted or are not applicable

         (2) Incorporated by reference to previous filing

(b)  Reports  on  Form  8-K:

The company filed no Form(s) 8K  during the last quarter  of the period covered by this report.

                                  SIGNATURES

In accordance with the  requirements of the  Security Exchange  Act of 1934, the

Registrant has caused this report to be signed on its behalf by the undersigned,

duly authorized.

MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

(Registrant)

                             By: /s/ Greg Schmick

                             ----------------------------

                             Greg Schmick, President

                             Date:  September 19, 2002

                             ----------------------------
