Form 10KSB
period 2001-12-31
MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP/NY
filed 2002-09-20
CIK 1062386

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(X)  Annual Report  Under Section  13 or  15(d) of the Securities  Exchange Act

     of 1934.  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

( )  Transitional Report Under Section  13 or 15(d) of the Securities  Exchange

     Act of 1934.  For the transition period from ___________ to _________

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

Securities  registered under Section 12(g) of the Securities and Exchange Act of

1934:  NONE

Securities  registered under Section 12(g) of the Securities and Exchange Act of

1934:

Title  of each class:                                   Name of each Exchange on

                                                           Which  registered

Common Stock        -  .0001 par value 7,322,030 issued           None

Series A Preferred  -  .0001 par value 535,985 issued             None

Check whether issuer (1) filed all reports required to be filed by Section 13 or

15(d)  of the Exchange Act during the past 12 months and (2) has been subject to

such  filing  requirements  for  the  past  90  days.  Yes  ( )    No (X)

Check  if  there  is  no  disclosure  of delinquent filers in response to 405 of

Regulation  S-B  is  not  contained  in  this  form,  and  no disclosure will be contained,  to  the  best  of  registrant's  knowledge,  in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or  any  amendment  to  this  Form  KSB.  [  ]

State  issuer's  revenue  for  the  most  recent  fiscal  year:  Zero

State the aggregate market value of the voting and non-voting common equity held by  non-affiliates computed by reference to the price at which the common equity was  sold, or average bid and ask price of such common equity a of the specified date  within  the  past  60  days:  Market  Value  $0.125.

State  the number of shares outstanding of each of the issuers classes of common equity,  as  of  the  latest  practicable  date:  Common Stock - .0001 par value

7,322,030  issued;  Series  A  Preferred  -  .0001  par  value  535,985  issued.

Documents  incorporated  by  reference:  None

Transitional  small  business  disclosure  format: Yes  ( )    No (X)


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

TABLE  OF  CONTENTS

     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      3

ITEM  2.     DESCRIPTION  OF  PROPERTY                                      5

ITEM  3.     LEGAL  PROCEEDINGS                                             6

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS    6

     PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED

             STOCKHOLDER  MATTERS                                           6

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

             AND  RESULTS  OF  OPERATION                                    7

ITEM  7.     FINANCIAL  STATEMENTS                                          8

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

             AND  FINANCIAL  DISCLOSURE                                     31

     PART  III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       31

ITEM  10.    EXECUTIVE  COMPENSATION                                        33

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

             AND  MANAGEMENT                                                36

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             37

     PART  IV

ITEM  13.    EXHIBITS AND REPORTS ON  FORM  8-K                             38

SIGNATURES                                                                  39


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

                                    Part I

                                   --------

Item  I  -  Description  of  Business

-------------------------------------

FORM  AND  YEAR  OF  ORGANIZATION

Management  of Environmental Solutions and Technology Corp. (MEST) was formed as a Delaware corporation on December 18, 1997 with 30,000,000 shares of authorized common stock at .0001 par value and 5,000,000 shares of preferred stock at .0001 par  value.  The  Company  as  of  December  31, 2001 has issued and outstanding

7,324,055 shares of its common stock and 535,985 Series A Preferred shares.  The

Company  has  not  declared  bankruptcy,  entered  into voluntary or involuntary receivership  or  any  type  of  similar  proceeding.  Further,  it  has made no material  reclassification,  consolidation  or  purchase  or sale of significant amount of assets not in the ordinary course of business during the calendar year

2001.

BUSINESS  OF  MEST

MEST  was  organized  for  purposes  of  commercializing  a  unique   dewatering

technology  developed  by  The  Netherlands  Organization for Applied Scientific

Research  (TNO).  This  unique and proprietary process utilizes zeolite compound to  engage  and  dehydrate  manure,  sludge,  bio-solids, plant, animal and fish waste.

The Company's initial mission was to raise sufficient capital to finance further research  and  development  conducted  at  TNO  to determine whether the zeolite dewatering  process  had  practical  application  and  could  be commercialized.

Through  a  collaborative  effort between MEST and TNO, a definitive process has been  designed,  engineered  and tested which incorporates a zeolite dehydration system  and  recuperation  system  for the zeolite drying compound.  The Company management  believes  that  it  is  technically  feasible to utilize the zeolite dewatering  technology  in  a  commercial format.  Collaborative testing between

MEST  and TNO has also yielded production costing information sufficient to lead management  to  conclude that commercial scale zeolite dewatering devices should be designed and built.  The Company continues to utilize the MEST pilot plant at the  TNO  facility  in Apeldoorn, The Netherlands to process materials which the

Company  considers  candidates  for  commercially  feasible  dehydration.

MEST's  principal  objectives  during calendar year 2001 were to demonstrate the functionality  of  the pilot plant; test various materials and determine whether the  zeolite  dewatering process was amendable to such materials; and to provide reliable  estimates for processing costs so that the Company can determine which dehydratable  materials  may  be  most  readily  commercialized.

Based  upon  the  results  of  the collaborative TNO research and market product research  by  the Company, the Company has determined to enter into the feed and animal  nutrition  industry  converting organic waste materials into value added

and  end  products  directed  at  livestock,   fish,  pet  food  and  fertilizer

industries.  Management  believes  that  this market is somewhat stable and that end products can be sold into the global commodities markets at varying rates of profitability  depending  upon the quality of the dewatered product.  Management

believes  that  the  zeolite  dewatering   technology  will  emphasize   quality

dehydration  due  to  its  low temperature process.  Management further believes that  dehydrated organic waste materials derived through zeolite dewatering will be  particularly  marketable  based  upon  these  criteria:


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

     1.  Precise  and  reproducible  final  moisture  content;

     2.  Pasteurization  of  the  final  end  product;

     3.  Reduced  loss of functional properties or degradation of final product;

     4.  Low  final  product  moisture content is needed to increase shelf life;

     5.  Low  atmospheric  emissions.

The Company anticipates the commercialization of its products by converting fish waste  to  fish meal, yeast or hops waste to livestock feed or rapeseed waste to livestock  feed.  The  commodities  markets  for quality dehydrated materials as described  above  are readily accessible in the United States and globally.  The

Company anticipates its distribution method to be geographically linked with the location of the zeolite dewatering devices.  Distribution will initiate from the dehydration  facility.

There  are  numerous  conventional methods of dehydrating food, waste and manure products.  However,  the Company is unaware of any competitor which utilizes the zeolite  dewatering  process  in  applicaations  contemplated  by  the  Company.

Consequently,  the  Company  fully intends to utilize its protective status as a patented  technology  in  order  to  gain  market  acceptance and proliferation.

The machinery and equipment required for the zeolite dewatering process involves conventional  prcessing  equipment  with  few  exceptions.  The  Company will be required  to  provide  and fabricate certain specialized equipment involving the zeolite to substrate combination and segregation devices.  Raw materials for the process  such  as zeolite and electricity are abundant and the suppliers will be selected  based  upon  the  location  of  the MEST equipment, price and service.

The  Company  derives it proprietary rights to the zeolite dewatering technology through  MSTec  B.V.  MSTec  B.V.  is  owned  50% by the Company and 50% by TNO.

MSTec applied for a patent "Method and Apparatus for Processing Watery Substance with  Zeolite" in The Netherlands on July 10, 1998.  That patent was filed as an international  patent on July 12, 1999 under patent number PCT/NL/99/00443.  The

patent  is  currently  pending  internationally  but  has  already   passed  the

international  preliminary  examinations   as  of  April  18,  2000.  Management

believes  that  it  will achieve its international patent status during calendar year  2002.

With  respect  to  the  Company's  need  for  governmental approval of principal products  or  services,  the  Company  defers  to  its  discussion  of potential government  regulation  in its amended disclosure filed 11/15/01 in Item I.  The

Company  anticipates  upon  location  of its zeolite dewatering devices that the

Company  will  be  required  to  comply  with  any local, state or federal waste processing  standards  as  well as air quality standards for emissions which may occur  as  a  result  of  the  dehydration or reprocessing of zeolite particles.

Management  does not anticipate complex approval processes with any governmental agency.

The  practical affect of governmental regulations on handling of waste products,

packaging  of  dewatered materials and air emissions are not fully known at this time.  For  an  expanded  discussion  regarding  potential probable governmental regulation,  please  refer  to  an expanded discussion in the amended Form 10-SB filed 11/15/01.  Remarkably, the Company's byproduct of the dewatering system is dust  or pelletized dehydrated material suitable for sale and commercial feed or fertilizer  markets.  The zeolite dewatering process emits only minor quantities of  heat  and  relatively  innocuous  gases.  The Company anticipates no serious obstacles  by  local  state  or federal regulations.  As the Company has already


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

designed  cleanliness  into  the   dehydration  system,  cost  and   effects  of

governmental  and  environmental  compliance  has already been considered in the design  of  the  product  and  therefore  should not be incremental cost factor.

During calendar year 2001, the total full time employees of the Company consists of  one,  the  President  of the Company.  Other services and support are either contracted  or  part  time.

REPORTS  TO  SECURITY  HOLDERS

The  Company  is  not required to deliver annual reports to its security holders but  voluntary  makes available through e-mail, facsimile or hard copy this Form

10K-SB  which  includes  audited  financial  statements.

The  Company files quarterly and annual reports with the Securities and Exchange

Commission in accordance with Section 13 or 15(d) of the Securities and Exchange

Act of 1934.  Quarterly reports consist of disclosures and financial information required  under  Form  10-QSB.  As  the  Company  is a small business, quarterly reports  are  reviewed by its auditors.  Annual reports filed by the Company are filed  pursuant  to  Form  10-KSB  and  its  financial  reports  are  audited.

The  public  may  read and copy any materials which it files with the Securities and  Exchange  Commission  at  the  Securities  and Exchange Commission's public reference  room  at  450 5th Street N.W., Washington D.C. 20549.  The public may attain  information on the operation of the public reference room by calling the

SEC at 1-800-SEC-0330.  As the Company is an electronic filer, the SEC maintains an  Internet  site  that  contains reports, proxy and information statements and other  information regarding issuers that file electronically with the SEC.  The

SEC's Internet address is http://www.sec.gov.  Interested shareholders may reach the Company at the following internet address info@mest-corp or at the Company's business  office  as  indicated  on  the  front  page  of  this  form  10-KSB.

Item  II  -  Description  of  Property

--------------------------------------

MEST  owns  through  MSTec  B.V.  rights  to the patent method and apparatus for

processing  watering   substance  with  zeolite   (PCT/NL/99/00443)   with   the

internationally  filing  date of July 12, 1999.  MEST has been granted the right to  fully commercialize manure, sludge and bio-solids by virtue of the licensing agreement  with  its  subsidiary  MSTec  B.V.

The  Company  owns  through MEST BV, the Company’s wholly owned subsidiary,  the pilot  plant  which  is  currently  located  at Laan van Westenenk  501, 7334 DT

Apeldoorn, The Netherlands. The pilot plant consists of materials transportation devices, conveyers, augers, mixers, the zeolite mixing device,  a  segregator, a torbid  reactor,  pelletizer,  mechanical  linkage  and conveyance  systems  and supporting  hardware.

MEST  owns  the  technical  engineering  packet  developed by TNO which contains specifications  and  parameters  for  the design of the pilot zeolite dewatering device  and  devices  of  larger  capacities.

The Company currently leases an office and processing center at the TNO facility for  the  sum  of  $2,000.00  per  month  which lease expires in June 2006.  The

Company  has no desire or expectation to move its facility.  There is no current plan  of  the  Company  to  revise  or develop further the pilot plant except to perform  alterations  and  adjustments  which  will enhance the longevity of the machinery  or  prepare  the  machinery  for  particular  applications.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

The  Company maintains a general liability insurance in the amount of $1,200,000 which  covers  the  Company's  personnel and  certain business liabilities.  The

Company  also   maintains   property  casualty   insurance  in  the   amount  of

$1,500,000.00.  Both  policies  are  with  AMEV  Schadiverzekering  N.V. and are effective  from  December  31,  2001  to  December  31,  2002.

The  Company  received  a request  to inspect  records served  on MEST  Corp. by shareholder Ingrid  Ford  through  her lawyer, David Moule of  Moule and  Frank,

259 Fifth  Avenue East, Eugene Oregon 97401.  The request asked  for Articles of

Incorporation, Bylaws, Annual Reports, meetings and  minutes, SEC filings, lists

Of  all   shareholders  and  list   by  year  of  all  officers  and  directors.

Additionally there has been a request  to list by year management, personnel and their employment agreements  and  compensation.  There is  also a  request for a list of all persons and companies who have sold stock in and  on behalf of MEST,

request includes the location of  all corporate  offices  and bank  accounts for

MEST  and  all  accountings  prepared  by  Spicer  Jeffreys and  Company and  by

Aranthals en Partners. The Company plans to honor this request and is  preparing the approximate materials.

Item  III  -  Legal  Proceedings

--------------------------------

MEST  is  not  currently  a  party  to  any legal proceeding nor is its tangible personal property or intangible property subject to any known proceeding, claim,

litigation  or  challenge.

MEST  is  not  currently informed or aware of any pending proceeding or claim by any  governmental  authority  in  the  United  States  or  elsewhere.

Item  IV  -  Submission  of  Matters  to  Vote  of  Security  Holders

---------------------------------------------------------------------

MEST did not convene a special or regular meeting of its shareholders during the fourth  quarter  of the Company's fiscal year which corresponds to calendar year

2001.  As  there  was  no  annual  or special meeting, no change was made to the directorship  of  the  Company.  There  were no proxies solicited nor were votes taken.

                                   Part  II

Item  V  -  Market  Information

-------------------------------

Principal market where the Company's common equity is traded is the pink sheets.

Management  believes  that there is no significant trading activity in the stock and  therefore  no  substantial market for the Company's share exists.  However,

the  Company's common stock is quoted as a pink sheet stock.  The Company is not listed,  applied  for  nor  is the Company a member of a national exchange.  The high  and  low  sales prices of the stock for each quarter during calendar years

2000  and  2001  appear  below:

Time  Period                                   High               Low

------------                                 ------------      ------------

1st  Qtr/00                                   $4.00               $2.00

2nd  Qtr/00                                   No  Trades

3rd  Qtr/00                                   No  Trades

4th  Qtr/00                                   $1.00               $0.0625

1st  Qtr/01                                   $1.0468

2nd  Qtr/01                                   No  Trades

3rd  Qtr/01                                   No  Trades

4th  Qtr/01                                   $0.125              $0.125


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

The  source  of the foregoing information can be obtained on www.pinksheets.com.

Enter  MESO  in  the  box  requiring  the entry of the Company's trading symbol,

locate the historical quote and data information as provided by Pink Sheets LLC.

The  quotations  reflect inter-dealer prices without retail markup, markdown, or commission  and  may  not  represent actual transactions.  While the information provided  by  management  reflects  stock prices for the relevant periods shown,

management  believes that the limited number of transactions involving purchases and  sales  of  the  Company's  common equity does not constitute an established public  trading  market.

During  calendar  year 2001 which is the period covered by this Form 10-KSB, the

Company  has not sold, issued or distributed any equity securities and therefore does  not  provide  the information required by 17 CFR Sec. 228.701.  Within the past  three  years  however, the Company has issued exempted securities which it has  fully  described  in  Part  II, Item IV of the Amended Form 10-SB which was filed  November  15,  2001.  That  description  includes  the type of securities offered  on the exempted offerings and the amount of security sold, the proceeds to  the  Company  and an accounting for all monies utilized by the Company up to

June  30,  2001.   No  other  company stock has been issued after June 30, 2001.

Item  VI  -  Management's  Discussion  and  Analysis  or  Plan  of  Operation

-----------------------------------------------------------------------------

The Company provides the information required by 17 CFR  228.303(a) and provides a  discussion  regarding the Company's plan of operation for the next 12 months.

SUMMARY  OF  PRODUCT  RESEARCH

The  Company recently concluded preliminary testing of the Company's proprietary

dewatering  device.  Utilizing  the  Zeolite  Dewatering  System  has   provided

meaningful  insight   into  actual   production  constraints   and   operations.

Management  will  concentrate  on developing conveyors and airlock valves in the torbid  reactor  which  do  not  harm  the Zeolite.  This additional research is anticipated  to  cost  less  than  $20,000.00.

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

In  that  regard,  the  Company  has plans to assemble pilot plants in locations which  provide  constant  sources  of  biological  waste.  In  order  to address processing requirements when the Company has finally identified site and product specific  waste stream processing, Management has deemed it necessary to solicit bids  from  potential  manufacturers  in  Europe and in the United States.  As a preliminary  matter,  the Company estimates that a production facility will cost between $500,000.00  and  $700,000.00 U.S.D. to fabricate a dewatering device in limited quantities.  Specific  engineering  figures  will  be  required in order for the Company  to  more  accurately  develop  cost  estimates  for  processing bio-solids,


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

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

The  Company  intends  to fully explore fish waste processing and make decisions regarding  the  Company's  initial production application.  The issue is whether the  Company  should sell dewatering devices to third parties and derive profits from  the  sale  of  equipment  and  machinery.  The Company is entertaining the prospect  of  royalty  or production based fees.  Management has also considered retaining all vestiges of ownership in the Zeolite dewatering systems and derive profits  from  processing  bio-solids  or  biological  waste  products.

FINANCIAL  REQUIREMENTS

     In  the  event the Company does not manufacture or contract for the further development  and production of a Zeolite dewatering device, management estimates that current Company funding will last until September or October, 2002.  As the

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

In order to implement the plans as outlined above, management anticipates hiring an operations manager close to the location where the dewatering devices will be manufactured.  Prior  to the delivery and installation of the dewatering devices to  the  operating  locations, management will hire a team of no more than three operators for each dewatering system or it will subcontract the plant operations to  a third party.  The Company will budget in its operating expenses sufficient funding  for either subcontracting services or for employee services to maintain plant  operations.  The  time  period between engagement of the subcontractor to build the devices and delivery is anticipated to be 4 to 6 months.  Commencement of fabrication will depend on the Company's ability to raise additional capital.

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

Item  VII  -  Financial  Statements

-----------------------------------

The  Company  has provided and filed an audited balance sheet as of December 31,

2001 and an audited statement of income, cash flows and changes in stockholders'

equity  for  the   same  time  period.   For  additional   historical  financial

information, please refer to the annual audits provided in the Company's Amended

Form 10-SB filing November 15, 2001 which includes audits for years ending 1998,

1999  and  2000.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

                          MANAGEMENT OF ENVIRONMENTAL

                         SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

                             WILLIAMS & WEBSTER PS

                         CERTIFIED PUBLIC ACCOUNTANTS

                       BANK OF AMERICA FINANCIAL CENTER

                         601 W. RIVERSIDE, SUITE 1940

                               SPOKANE, WA 99201

                                (509) 838-5111

                          MANAGEMENT OF ENVIRONMENTAL

                         SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT                                        1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                    2

     Consolidated Statements of Operations and Comprehensive Loss   3

     Consolidated Statement of Stockholders' Equity                 4

     Consolidated Statements of Cash Flows                          5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          6


Board of Directors

Management of Environmental Solutions & Technology Corp.

Apeldoorn,

The Netherlands

                         INDEPENDENT AUDITOR'S REPORT

We  have  audited the accompanying consolidated balance sheets of Management of

Environmental  Solutions & Technology Corp. (a development stage company) as of

December  31,  2001  and  2000  and  the  related  consolidated  statements  of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended  and  for  the  period  from  December 10, 1997 (inception) to

December   31,  2001.   These  consolidated  financial   statements   are   the

responsibility  of  the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits  in  accordance  with  accounting  standards  generally accepted in the United States of America.  Those standards require that we plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether the financial  statements  are  free  of  material misstatement.  An audit includes examining, on a test basis, evidence supporting  the amounts and disclosures in the  financial  statements.  An audit also includes  assessing  the  accounting principles used and  significant  estimates  made  by  management,  as  well as evaluating  the overall financial statement presentation.  We believe that  our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all  material  respects,  the  financial  position  of Management of

Environmental Solutions & Technology Corp. at December 31, 2001  and  2000, and

the results of its operations and comprehensive loss, stockholders' equity  and its  cash  flows  for the years then ended and for the period from December 10,

1997 (inception) to  December 31, 2001, in conformity with accounting standards generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

August 29, 2002


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEET

                                                         2001          2000

                                                     ------------  ------------

ASSETS

CURRENT ASSETS

  Cash                                               $   203,652   $   666,746

  Tax refunds receivable                                  29,867        44,157

  Due from shareholders or related parties                   -         158,441

  Other receivables                                        5,126           -

  Prepaid expenses                                         2,836        19,274

                                                     ------------  ------------

    Total Current Assets                                 241,481       888,618

                                                     ------------  ------------

Property and equipment (net of depreciation)               3,201         7,182

                                                     ------------  ------------

TOTAL ASSETS                                         $   244,682   $   895,800

                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                   $    38,979   $    63,048

  Loans, related parties                                     -         109,090

  Accrued expenses                                         6,988        12,738

  Bank overdraft                                           6,708           -

                                                     ------------  ------------

    Total Current Liabilities                             52,675       184,876

                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES                                -             -

  Preferred stock - Series A; $0.0001 par value

    5,000,000 shares authorized, 535,985 issued

    and outstanding, aggregate liquidation preference

    of $2,143,940                                             53            53

  Common stock, $0.0001 par value -

    authorized 30,000,000 shares; 7,324,055

    and 7,320,055 shares issued and outstanding,

    respectively                                             732           732

  Additional paid-in capital                           3,221,643     3,149,176

  Stock options                                        3,000,568     2,274,650

  Deficit accumulated during the development stage    (5,747,917)   (4,530,690)

  Accumulated other comprehensive income (loss)         (283,072)     (182,997)

                                                     ------------  ------------

    Total Stockholders’ Equity                           192,007       710,924

                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY           $   244,682   $   895,800

                                                     ============  ============

The accompanying notes are an integral part of these financial statements.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS




                                                                               Period from

                                                                               December 17,

                                                                                  1997

                                                      Years Ended             (Inception)

                                                      December 31,                 to

                                              ------------------------------   December 31,

                                                    2001             2000        2001

                                              --------------  --------------  --------------


REVENUES                                      $         -     $         -     $         -

OPERATING EXPENSES

  General and administrative                      1,111,153       1,008,030       4,345,465

  Research and development                           72,980          63,782         608,357

  Depreciation                                        3,980           4,177          10,691

                                              --------------  --------------  --------------

    Total Operating Expenses                      1,188,113       1,075,989       4,964,513

                                              --------------  --------------  --------------

LOSS FROM OPERATIONS                             (1,188,113)     (1,075,989)     (4,964,513)

OTHER INCOME (EXPENSES)

  Interest income                                    60,746          75,446         170,229

  Net loss from joint venture                       (88,121)       (394,772)       (951,101)

  Interest expense                                   (1,739)            -            (2,532)

                                              --------------  --------------  --------------

    Total Other Income (Expenses)                   (29,114)       (319,326)       (783,404)

LOSS BEFORE EXTRAORDINARY ITEM AND INCOME

  TAXES                                          (1,217,227)     (1,395,315)     (5,747,917)

  Income taxes                                          -               -               -

                                              --------------  --------------  --------------

NET LOSS                                         (1,217,227)     (1,395,315)     (5,747,917)

OTHER COMPREHENSIVE LOSS

  Foreign currency translation loss                (100,075)        (97,293)       (283,072)

                                              --------------  --------------  --------------

COMPREHENSIVE (LOSS)                          $  (1,317,302)  $  (1,492,608)  $  (6,030,989)

                                              ==============  ==============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED      $       (0.18)  $       (0.20)

                                              ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

  OUTSTANDING, BASIC AND DILUTED                  7,322,030       7,320,055

                                              ==============  ==============



The accompanying notes are an integral part of these financial statements.


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

Issuance of common

 stock for cash at

 $2.40 per share

 on Dec. 6, 2001,

 net of $2,400

 financing cost              -               -            4,000             -              9,600            -              -               -              9,600

Issuance of stock

 options for

 compensation on

 Dec. 31, 2001 at

 $3.63 per option            -               -              -               -               -            725,918            -             -             725,918

Net loss for year

 ended Dec. 31, 2001         -               -              -               -               -                -       (1,217,227)      (100,075)      (1,317,302)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 Dec. 31, 2001           535,985   $          53       7,324,055   $         732   $   3,221,643   $   3,000,568   $ (5,747,917)   $   (283,072)   $    192,007

                   ==============  ==============  ==============  ==============  ==============  ==============  ==============  ==============  =============

</table>

See accompanying notes and accountants’ review report.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                               Period from

                                                                               December 17,

                                                                                  1997

                                                      Years Ended              (Inception)

                                                      December 31,                 to

                                              ------------------------------   December 31,

                                                    2001             2000        2001

                                              --------------  --------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                    $  (1,217,227)  $  (1,395,315)  $  (5,747,917)

  Adjustments to reconcile net loss to

    net cash used in operating activities:

    Depreciation                                      3,980           4,177          10,691

    Options granted as compensation                 725,918         767,900       3,077,656

  (Increase) decrease in assets:

    Tax refunds receivable                           14,290         (10,575)        (29,867)

    Other receivables                                (5,126)          2,247          (5,126)

    Prepaid expenses                                 16,438          (3,338)         (2,836)

  Increase (decrease) in liabilities:

    Accrued liabilities                              (5,750)         12,738           6,988

    Accounts payable                                (24,069)       (481,123)         33,794

                                              --------------  --------------  --------------

Net cash used in operating activities              (491,546)     (1,103,289)     (2,656,617)

                                              --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                    -               -           (13,893)

  Loans provided to shareholders                        -               -          (933,303)

  Payments on loans to shareholders                 112,218         774,862         887,080

                                              --------------  --------------  --------------

Net cash provided by (used in) investing

  activities                                        112,218         774,862         (60,116)

                                              --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Overdrafts payable                                  6,708             -             6,708

  Proceeds from related party loans                  25,921             -           145,391

  Payments on related party loans                       -           (10,390)        (10,390)

  Proceeds from sales of common stock                 9,600             -           915,060

  Proceeds from sales of preferred stock                -           456,582       2,147,238

  Cash acquired with subsidiary                         -               -            20,000

                                              --------------  --------------  --------------

Net cash provided by (used in) financing

  activities                                         42,229         446,192       3,224,007

                                              --------------  --------------  --------------

Foreign currency translation (loss)                (125,995)        (97,108)       (308,622)

                                              --------------  --------------  --------------

Net increase (decrease) in cash                    (463,094)         20,657         198,652

Cash at beginning of year                           666,746         646,089           5,000

                                              --------------  --------------  --------------

Cash at end of year                           $     203,652   $     666,746   $     203,652

                                              ==============  ==============  ==============

</table>

See accompanying notes and accountants’ review report.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                               Period from

                                                                               December 17,

                                                                                  1997

                                                      Years Ended              (Inception)

                                                      December 31,                 to

                                              ------------------------------   December 31,

                                                    2001             2000        2001

                                              --------------  --------------  --------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                               $       1,544   $         -     $     2,337

  Income taxes paid                           $         -     $         -     $       -

NON-CASH INVESTING AND FINANCING

  TRANSACTIONS:

  Stock options granted for compensation      $     725,918   $     767,900   $   3,077,656

  Stock issued for acquisitions               $         -     $         -     $      20,175

  Notes payable, related party netted

    with notes receivable related party       $      46,233   $         -     $      46,233

  Forgiveness of debt by officer              $      62,867   $         -     $      62,867



See accompanying notes and accountants’ review report.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

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

The Company's year-end is December 31.

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

                               DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING METHOD

The  Company's  financial statements are prepared using the  accrual  basis  of accounting in accordance  with  accounting principles generally accepted in the

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash, accrued expenses and payables, and loans payable approximate their fair value.  MEST's notes payable approximate the fair  value of  such  instruments  based  upon management's best estimate of interest rates that would be available to MEST for a similar financial arrangement at December

31, 2001 and 2000.

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

             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At December 31, 2001, the Company  had net deferred tax assets of approximately

$590,000, principally arising from net  operating loss carryforwards for income tax purposes.  As management of the Company  cannot  determine  that it is more likely than not that the Company will realize the benefit of the  net  deferred tax  asset, a valuation allowance equal to the net deferred tax asset has  been established at December 31, 2001.

At December  31,  2001,  the  Company  has  net operating loss carryforwards of approximately $2,950,000, which expire in the  years  2017  through  2021.  The

Company  recognized  approximately  $3,000,000  of  losses for the issuance  of common stock options for services, which are not deductible  for  tax purposes,

and are not included in the above calculation of deferred tax asset.

GOING CONCERN

The  accompanying  financial  statements  have been prepared assuming that  the

Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has no revenues,

has incurred a net loss of $1,217,227 for the year ended December 31, 2001, has an accumulated deficit of $5,747,917. These  factors  indicate that the Company may  be  unable  to  continue in existence.  The financial  statements  do  not include any adjustments  related  to  the  recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue  in existence. The future of the  Company  is  dependent  upon  successful  and profitable  operations  from manufacturing, distributing, and selling its fertilizer products.

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

             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements  include  the  accounts  of  MEST and its wholly owned subsidiary, MEST, B.V. after elimination of intercompany  accounts

and  transactions.   Manure and Sludge Technology, B.V. ("MSTec"), a 50 percent owned corporation is reflected in the financial statements on the equity method of accounting, and not  included  in  the  financial  statements  as  an entity subject to consolidation.

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

The Company does not believe  any  adjustments are needed to the carrying value of its assets at December 31, 2001.

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


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and  equipment  are  stated  at  cost.   Depreciation  of property and

equipment  is  calculated  using  the  straight-line  method over the estimated useful lives of the assets, which range from three to ten years.  See Note 4.

CONCENTRATION OF CREDIT RISK

The  Company  maintains  its  cash  in the Netherlands financial  institutions.

These  financial  institutions  are  considered  credit  worthy  and  have  not experienced any losses on deposits at  December 31, 2001.  The funds are valued in U.S. dollars and are fully insured.

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

Company at December 31, 2001.

In  October 2001, the Financial Accounting Standards Board issued Statement  of

Financial  Accounting  Standards  No.  143,  "Accounting  for  Asset Retirement

Obligations"  (SFAS No. 143).  SFAS No. 143 establishes guidelines  related  to the retirement  of tangible long-lived assets of the Company and the associated

retirement costs.   This  statement required that the fair value of a liability for an asset retirement obligation  be  recognized in the period in which it is incurred if a reasonable estimate of fair  value  can  be made.  The associated asset retirement costs are capitalized as part of the carrying  amount  of  the long-lived assets.  This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application

encouraged.   The  Company  adopted  SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

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

NOTE 3 - RELATED PARTY TRANSACTIONS

LOANS FROM RELATED PARTIES

At December 31, 2000, loans from related parties consisted of the following:

                                                            2000

                                                      --------------

     Maurice Schelvis, (a shareholder of the

     Company), unsecured, interest at 5%,

     due on demand.                                   $       5,590

     Maurice Schelvis, (a shareholder of the

     Company), unsecured, interest at 6%,

     due on demand.                                         103,500

                                                      --------------

     Total                                            $     109,090

                                                      ==============

The Company had no outstanding loans from related parties at December 31, 2001.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

RECEIVABLE FROM RELATED PARTIES

At December 31, 2000 the following amounts were receivable from shareholders or related parties:

                                                          2000

                                                     ---------------

     IJ-Beeher                                       $       48,917

     Jan Luiken, B.V.                                       109,524

                                                     ---------------

                                                     $      158,441

                                                     ===============

The Company had no receivables from related parties at December 31, 2001.

OTHER RELATED PARTY TRANSACTIONS

The president of the Company conveyed all outstanding shares of M.E.S.T., B.V.

to the Company in exchange for 1,920,000 shares of common stock of the Company during the year ended December 31, 1998.

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions  and improvements

are  capitalized.   Minor  replacements,  maintenance and repairs that  do  not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is being calculated  using  the  straight-line method over  the expected useful lives of the assets.  Depreciation  expense  for  the periods ended December 31, 2001 and 2000 was $3,980 and $4,177, respectively.

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


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 5 - PREFERRED STOCK (CONTINUED)

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

NOTE 6 - COMMON STOCK

The Company is authorized to issue  30,000,000  shares  of  $0.0001  par  value common  stock:  7,324,055  and  7,320,055 shares were issued and outstanding at

December 31, 2001 and 2000, respectively.  Each holder of common stock has one,

non-cumulative vote per share on  all  matters  voted upon by the shareholders.

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

During the year ended December  31,  2001, the Company sold 4,000 shares of its common stock for cash at $3.00 per share.

NOTE 7 - JOINT VENTURE INVESTMENT IN MANURE AND SLUDGE TECHNOLOGY, B.V.

Manure  and  Sludge Technology, B.V. (hereinafter  "MSTec")  is  a  Netherlands corporation that  was formed for the purpose of developing a process for use on a commercial basis that would economically dry and pasteurize manure and sludge into pellets that could  be  sold  as  organic  fertilizer  and other products.

Since  its inception, MST has refined its technological process  for  use  with other waste products such as bio-solids, fish and food waste, and paper pulp.

MEST owns  50  percent  of the common stock of MSTec, and accounts for MSTec on the equity method.  The other  50  percent  of MSTec's common stock is owned by

The  Netherlands  Organization  for Applied Scientific  Research  ("TNO"),  the

largest  single  research facility  in  Europe  employing  over  five  thousand professionals.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 7 - JOINT VENTURE INVESTMENT IN MANURE AND SLUDGE TECHNOLOGY, B.V.

                  (CONTINUED)

MEST's investment  in  the  joint  venture  is recorded as $0 on MEST's balance sheet because MSTec's debt and losses exceeds MEST's share of investment in the joint  venture.  MEST's investment in the joint  venture  totaled  $816,000  at

December  31, 2001 and 2000. In forming the joint venture of MSTec, the Company committed to  an  investment  in  the  form of a loan to MSTec of approximately

$800,000, which funds were in fact advanced  to  MSTec  in 1999 and 2000.  This loan  is treated as an equity investment under the Company's  understanding  of the conditions of the joint venture.  The investment is subject to the terms of the related  loan  agreement dated January 22, 1999.  The Company agreed in the event of MSTec's bankruptcy  or  termination,  to forego repayment of the funds advanced until such time as all other creditors  are paid in full.  At the date of these financial statements, no funds advanced by  the  Company to MSTec have been repaid.

The  joint  venture’s  primary  asset,  as  the  result of  the  aforementioned investment,  is a  worldwide  licensing  agreement  for the  application of the aforementioned technological process from TNO.

TNO controls the research and activities of the joint venture while M.E.S.T.

Corp.'s participation is investment with rights to products developed by the joint venture.

The  following is a summary of the financial position and results of operations of MSTec.

                                                2001            2000

                                           -------------   -------------

     Current assets                        $    117,858    $    123,809

     Property, plant, and equipment                 -               -

     Other assets (net)                             -            50,624

                                           -------------   -------------

           Total assets                    $    117,858    $    174,433

                                           =============   =============

     Current liabilities                   $    360,019    $    210,753

     Long-term debt - related parties         1,644,041       1,673,640

                                           -------------   -------------

           Total liabilities                  2,004,060       1,984,393

     Stockholders' equity                    (1,886,202)     (1,709,960)

                                           -------------   -------------

           Total liabilities and equity    $    117,858    $    174,433

                                           =============   =============

     Net sales                             $        -      $        -

     Gross profit                          $        -      $        -

     Loss from continuing operations       $   (174,242)   $   (789,544)

     Net loss                              $   (174,242)   $   (789,544)


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 7 - JOINT VENTURE INVESTMENT IN MANURE AND SLUDGE TECHNOLOGY, B.V.

                  (CONTINUED)

JOINT VENTURE ROYALTY AGREEMENT

In  connection  with  the  formation  of the MSTec joint venture, a sub-license agreement was executed wherein MEST agreed  to pay to MSTec "sub-license" fees,

which are effectively royalty fees, for manure conversion factories constructed by MEST over a period of fifteen years.  The  fifteen-year  period  begins when

MEST constructs its first such factory.  Royalty fees due to MSTec are computed on  a  sliding  scale, based upon actual factory construction costs, and  range

from 15% to 10%.   At  the  date of these financial statements, no royalty fees were owed under the aforementioned agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

SUBORDINATED LOAN AGREEMENT

Under the terms of an agreement  dated January 22, 1999, the management of MEST committed the Company to loan approximately  $800,000 to MSTec in phases during

the  year  1999.   Repayment  was  intended  to  commence  December  31,  1999,

contingent upon MSTec generating an operating profit.  Further, in the event of

MSTec's default or bankruptcy, MEST agreed to subordinate  its  interest in the loan for the benefit of RABO bank in Apeldoorn, until all other debts  of MSTec were paid.  Upon payment of debts and obligations of MSTec, the loan from  MEST would again be eligible for repayment of interest and principle.

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

NOTE 9 - STOCK OPTIONS

The  Company  has  granted  its officers options to purchase a total of 900,000 shares of the Company's common  stock  at an exercise price of $0.50 per share.

Following is a summary of the status of  these performance-based options during the years ended December 31, 2001 and 2000.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 9 - STOCK OPTIONS (CONTINUED)

                                        Number of       Weighted Average

                                         Shares         Price per Share

                                        --------------  ----------------

     Outstanding at December 31, 1999        530,000    $         0.50

       Granted                               200,000              0.50

       Expired                               (30,000)             0.50

       Exercised or forfeited                    -                -

                                        --------------  ----------------

     Outstanding and exercisable at

           December 31, 2000                 700,000    $         0.50

                                        ==============  ================

     Weighted average fair value of

           options granted during 2000                  $         3.59

                                                        ================

     Outstanding at December 31, 2000        700,000    $         0.50

       Granted                               200,000              0.50

       Exercised, expired or forfeited           -                -

     Outstanding and exercisable at

           December 31, 2001                 900,000    $         0.50

                                        ==============  ================

     Weighted average fair value of

           options granted during 2001                  $          3.63

                                                        ================

The Company estimated the fair value of each  stock option at the grant date by using  the  Black-Scholes  option pricing model with  the  following  weighted-

average assumptions used:  Dividend  yield  of  zero  percent; strike prices of

$0.50; expected volatility of 24.83%; risk-free interest  rate  of  six percent and expected lives of five years.  The weighted average fair value at  date  of grant  for options granted to officers in the years ended December 31, 2001 and

2000 was $3.63 and $3.59 per option, respectively.

Compensation  cost  charged  to operations was $725,918 and $767,900 during the years ended December 31, 2001 and 2000, respectively.

NOTE 10 - SUBSEQUENT EVENTS

In January 2002, the Company loaned  $200,000  to  an  officer.  In April 2002,

$150,000 was repaid and the Company also received a mortgage  on real estate as collateral for its loan.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

Item  VIII  -  Changes  and  Disagreements  with  Accountants and Accounting and

--------------------------------------------------------------------------------

Financial  Disclosure

---------------------

Management  of  Environmental  Solutions  and  Technology  Corp.  (MEST  or  the

"Company")  previously  engaged Arenthals en Partners Registered Accountants who are located at Reimersbeek 2, Post Bus 87081, 1080 JB Amsterdam, The Netherlands

in  order to do audits for the Company for the fiscal years/calendar years 1997,

1998  and 1999.  The financial statements were provided by Arenthals en Partners to  the  Securities  and Exchange Commission when the Company filed its 10-SB on

December  28,  1999.

Due  to  the  Commission's  presumption  that  a U.S. based corporation would be audited  by  a  U.S.  firm  familiar  with  U.S.  generally  accepted accounting

principals  and  generally  accepted  auditing   standards  together  with   the

Securities  and  Exchange Act rules and regulations, management deemed it in the best  interest of the Company to retain a U.S. based auditing firm and certified public  accountant  which  could perform auditing functions for and on behalf of the  Company.

Consequently  the  Company   engaged  Williams  &  Webster,   certified   public

accountants  and  business  consultants  who  are  located  at  Bank  of America

Financial  Center,  601  West  Riverside,  Suite  1940, Spokane, Washington, USA

99201-0611 as its auditor.  Williams & Webster P.S. revised the Company's audits in  response  to  the  Commission's  comments  issued on February 11, 2000.  The

Company  utilized  audits  performed  by  Williams  & Webster and submitted this accounting  on  October  15,  2001  as  its  amended  10-SB  in  response to the

Commission's  comments.

Arenthals  en  Partners  which  has  now  become  affiliated with Grant Thornton continues  to serve as the Company's accountants in The Netherlands and provides accounting  for  the  Company's periodic accounting reporting requirements under

10-QSB  and 10-KSB.  Arenthals accounting is provided to Williams & Webster P.S.

who  performs  the  annual  audits  and quarterly reviews.  The Company cites no other  reason  other  than  the  need  to  retain  a U.S. based certified public accountant  qualified  to practice before the Securities and Exchange Commission as  a  reason  for  its  change  of  auditor.

                                      Part  III

                                      ---------

Item  IX  -  Directors,  Executive  Officers,  Promoters  and  Control  Persons

-------------------------------------------------------------------------------

The following sets forth certain information concerning the present  management of  the  Company:

<table>

Name                       Age  Position  with  Company

-------------------------  —--  ------------------------------------------------

<s>                        <c>  <c>

Marieke  Oudejans           30  President, Secretary, Director (12/97 to 4/01)

Greg  Schmick               51  President, Secretary, Director (4/01 to present)

Maurice  Schelvis           59  Vice  President

Eugene  M.  Larabie         61  Vice  President

Robert  E.  Johnson         65  Chief  Financial  Officer  and  Vice

                                President  of  Operations

</table>


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

     Greg  Schmick  has  been  president  and Secretary the Company since April,

2001.  Mr  Schmick  has been a Director since February of 2000.  Mr. Schmick was formerly  President  of International Soil Sciences, Inc., an Oregon corporation engaged  in  the  business of consulting and recycling since 1998.  For the past few  years  Mr.  Schmick  has  been  engaged  in  the business of consulting for recycling  operations  in  the  Pacific  Northwest.

      Marieke  Oudejans  has  been  was formerly an Officer and  Director of the

Company  from  January 1998 to April 2001.  Since June 1997 Ms. Oudejans as been the President of M.E.S.T., B.V., a corporation which was acquired by the Company in April 1998 until April 2001.  Until June 1997 Ms. Oudejans was  an  assistant vice president for ATT-Unisource, a Company engaged in telecommunications.

      Maurice  Schelvis  has been an officer and  director of the Company  since

July 1998. For the past five years Mr. Schelvis has been an officer and director of  a  real  estate  trading  company.

      Eugene M. Larabie has been an Officer of the Company since  February 1998.

Since 1984 Mr.  Larable has been the  president  of Laroth  Engineering  Ltd., a corporation  providing  consulting  services  to  the  mining  industry.

     Robert E. Johnson has been an Officer of the Company since  February  1998.

Mr.  Johnson  has been  retired  since 1993.  From 1975 to 1993 Mr.  Johnson was manager of customer services for the British Columbia Hydro and Power Authority.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

Item  X  -  Executive  Compensation

-----------------------------------

          The  following  table  sets  forth  in  summary form the  compensation received by (i) Marieke Oudejans,  the Company's Former President,  (ii) Maurice

Schelvis,  Eugene  Larabie  and Robert Johnson,  the Company's  Vice  Presidents

and  (iii)  Greg Schmick, the Company's current President and Secretary and (iv)

by  each  other  executive  officer  of the Company  who  received  in excess of

$100,000  during  the  fiscal  years  ending  December  31,  1997,  1998,  1999,

2000  and  2001.

<table>

                                                Other Annual   Restricted     Options

Name  and              Fiscal  Salary   Bonus   Compensation   Stock Awards   Granted

Principal  Position     Year    (1)      (2)        (3)            (4)          (5)

--------------------   ------  ------   -----   ------------   ------------   -------

<s>                    <c>     <c>      <c>     <c>            <c>            <c>

Marieke  Oudejans,       1997      -       –        –                –            –

President                1998      -       –        -                –        100,000

                         1999      -       -        -                -        100,000

                         2000  $87,602     –        -                –        100,000

                         2001      -       -        -                -        100,000

Maurice  Schelvis,       1997      -       –        -                –            -

Vice  President          1998      -       –        -                –        100,000

                         1999      -       –        -                –        100,000

                         2000      -       –        -                –        100,000

                         2001      -       -        -                -        100,000

Greg Schmick,            2000      -       –        -                –            –

President/Secretary      2001  $16,000     –        -                –            -

Eugene Larabie,          1997      -       –        -                –            –

Vice President           1998      -       –        -                –            –

                         1999      -       –        -                –            –

                         2000      -       –        -                –            –

                         2001      -       –        -                –            –

Robert Johnson,          1997      -       -        -                –            –

Vice President           1998      -       –        -                –            –

                         1999      -       –        -                –            –

                         2000      -       –        -                –            –

                         2001      -       –        -                –            –

</table>

(1) The  dollar  value  of  base  salary  (cash  and  non-cash)  received.

(2) The  dollar  value  of  bonus  (cash  and  non-cash)  received.

(3) Any other annual  compensation not properly  categorized as salary or bonus,

including  perquisites  and other  personal  benefits,  securities  or property.

Amounts  in  the  table  represents  automobile  allowances.

(4) Amounts reflect the value of the shares of the Company's common stock issued as  compensation  for  services.

(5) The shares of Common  Stock to be received  upon the  exercise of all  stock options  granted  during  the  year  fiscal  years  shown  in  the  table.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

      The table below shows the number of shares of the  Company's  Common Stock owned by the officers listed above,  and the value of such shares as of June 30,

2001.

      Name                          Shares                      Value

      ---------------------       ---------                 -------------

      Marieke  Oudejans           2,260,000                   Unknown  *

      Maurice  Schelvis           2,010,000                   Unknown  *

*  The  Company's  common  stock  did  not  begin  to  trade  until  July  1999.

From July, 1999 until June 2001, there  has  not been sufficient trading history or consistent market from which to base an opinion regarding the value  of  such shares.

    The  following  shows  the  amounts  which the  Company paid to its officers and  technical  advisor  during  the  year ending December 31, 2001 and the time which  the  Company's executive officers and technical advisor plan to devote to the  Company's  business.  The  Company does not have employment agreements with any  of  its  officers  or  technical  advisor.

<table>

                               Proposed             Time  to  be  Devoted

Name                         Compensation          To  Company's  Business

-------------------------    -------------------   -----------------------

<s>                          <c>                   <c>

Marieke  Oudejans                       (1)                100% (to 4/01)

Greg Schmick                      2,000/mo(4)              100% (from 4/01)

Maurice  Schelvis                   -0- (2)                 50%

Eugene  Larabie                     -0- (3)                   none

Robert  E.  Johnson                 -0- (3)                   none

Jan  Pranger                        -0-                       none

</table>

(1)  The Company’s previous plan to issue 1,100,000 shares of its common  stock

to  Ms.  Oudejans  for  services   rendered  to  April  2001   is  still  under

consideration.  The  Board of  Directors  has made no  decision  regarding  the proposed  issuance.  Ms. Oudejans was  compensated at  the rate of  $87,602 per year beginning in 2000 which terminated with her  employment in  April 2001 but did not draw a salary from the incorporation of the Company to January 1, 2001.

(2)  The  Board of Directors expects to compensate Maurice Schelvis with common stock  for  services  provided to  the Company in an amount not yet determined.

(3)  The Company plans to issue shares of its common stock, as well as options,

to  this  person  for  services  provided  to  the  Company.

(4)  Mr.  Schmick's  stock  option  package  is  yet  to  be  determined.

      The Company's Board of Directors may increase the compensation paid to the

Company's   officers   depending  upon  the  results  of  the  Company's  future

operations.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

       As  of December 31, 2001 the Company had granted options for the purchase of  the  Company's  common  stock  to  the  following  persons:

<table>

                        Shares  Subject             Option            Expiration

Name                     To  Option             Exercise Price          Date

--------------------   ----------------         --------------    ------------------

<s>                    <c>                      <c>               <c>

Marieke  Oudejans        100,000/yr               $0.50            five years from

                                                                    Date of issue

Maurice  Schelvis        100,000/yr               $0.50            five years from

                                                                    Date of issue

Frank  J.  Janssen         50,000                 $0.50             July  31,  2003

Afris  Holding  B.V.       50,000                 $0.50             July  31,  2003

</table>

<table>

                                                                     Value of

                                                                     Unexercised

Name                 Shares                    No. of Securities     In-The-Money

                     Acquired      Value       Underlying            Options/

                     on  Exercise  Realized    Unexercised options/  SARs at FY-end

                                               SARs and FY-end       (dollars)

                                               Exercisable and       Exercisable/

                                               Unexercisable         Unexercisable

-----------------   ------------   --------   --------------------   ---------------

<s>                 <c>            <c>        <c>                    <c>

Marieke Oudejans         0             0              400,000         see footnote 1

Maurice Schelvis         0             0              400,000         see footnote 1

Frank J. Janssen         0             0           50,000/50,000      see footnote 1

Afris Holdings BU        0             0           50,000/50,000      see footnote 1

</table>

     The  Company  is  unable  to  place a value of exercisable or unexercisable options  due  to  the  lack  of historical or current market activity.  However,

footnote  9  on  the  Notes  to  Consolidated  Financial Statements  represented compensation  costs  to operations as follows: 1998 - $865,938; 1999 - $717,900;

2000  -  $767,900;  2001  -  $725,918.00.

     Accounting  standards  which consider standards for recognition of stock in stock  options  for  purposes  of compensating directors, officers, employees or advisers,  are  found  in Statement of Financial Accounting Standards number 123

(SFAS  123).  In accordance with SFAS 123, the options and/or stock compensation given  to the individuals mentioned in the last table of item 6 follows: Options granted  to  Marieke  Oudejans and Maurice Schelvis were deemed compensation for services  rendered  for  founders  efforts, forbearance from collecting wages or salaries  and for compensation for loans or monies advanced.  Options to Messrs.

Larabie  and  Johnson  were compensation for more limited activities benefitting the  Company.  Afris Holdings, Inc. received stock options pursuant to a request by  Richard Van Bremmell who acted as general manager in 1998-1999 as part  of a salary  compensation  package.  Larabie  and Johnson were each given options for

15,000  shares  as  part  of  a  salary  compensation  package.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

Item  XI  -  Security  Ownership  of  Certain  Beneficial  Owners and Management

--------------------------------------------------------------------------------

SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following  table sets forth  the  number  of and  percentage of  outstanding shares of common stock beneficially owned  by the  Company's shareholders owning more than 5% of the Company's  common stock as of December 31, 2001. The company has only one class of common shares and one class of Series A Preferred Shares.

<table>

                                     Shares of

Name  and  Address                 Common Stock (1)         Percent of Class

--------------------------------  -------------------       ----------------------

<s>                               <c>                       <c>

Marieke  Oudejans                     2,260,000  (2)                29.44%

#68 Willem Van Weldamme LAAN

P.C.  1082  KW

Amsterdam,  The  Netherlands

Maurice  Schelvis                     2,010,000  (2)                26.19%

Stadhouderskade  142

1074  BA  Amsterdam

The  Netherlands

Beneficial holders                    4,270,000                     55.63%

as a Group (2 persons)

</table>

(1) Does not include  shares  issuable  upon the exercise of options held by the certain  officers.  See  "Management  -  Transactions  with  Affiliates".

SECURITY  OWNERSHIP  OF CURRENT MANAGEMENT.

The following  table sets forth the number and  percentage of outstanding shares of common stock beneficially owned  by  the  Company's  officers  and  directors as of December 31, 2001.  The company has only one class of common shares.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                       For the year ended December 31, 2001

<table>

                                       Shares of

Name  and  Address                     Common Stock (1)          Percent of Class

-----------------------------------    -------------------       ----------------------

<s>                                    <c>                       <c>

Greg Schmick President, Director                   -0-                    0.00%

TO Environmental Technology Valley

Laan van Westenenk 501

7334 DT Apeldoorn, The Netherlands

Maurice  Schelvis                           2,010,000  (2)                26.19%

Vice President, Director

Stadhouderskade  142

1074  BA  Amsterdam

The  Netherlands

Eugene  M.  Larabie, Director                      -0-                     0.00%

507-595  Howe  St.

Vancouver,  British  Columbia

Canada  V6C  2T5

Robert  E.  Johnson, Director                      -0-                     0.00%

L1901-1600  Beach  Avenue

Vancouver,  British  Columbia

Canada  V6G  7Y6

All  Officers  and  Directors               2,010,000                     26.19%

  as  a  Group  (4  persons)

</table>

(1) Does not include  shares  issuable  upon the exercise of options held by the certain  officers.  See  "Management  -  Transactions  with  Affiliates".

Item  XII  -  Certain  Relationships  and  Related  Transactions

----------------------------------------------------------------

    The Company has issued  shares of its common  stock to the  persons,  in the amounts,  and  for  the  consideration  set  forth  below:

<table>

                                          Number

       Name                 Date         of  Shares         Consideration

---------------------   -----------   ----------------   --------------------------

<s>                     <c>           <c>                <c>

Marieke  Oudejans         4-9-98         1,920,000       All of the issued

                                                         and  out-standing

                                                         shares of M.E.S.T., B.V.

Marieke  Oudejans         4-08-98        2,100,000       $25 and founder’s services

Maurice  Schelvis         3-10-98          250,000       $25 and founder’s services

</table>

     An  accounting  of  the  loans  made  by  the Company's principals, Marieke

Oudejans  and  Maurice  Schelvis,  appear in four related party transactions and

Note  10  "Subsequent  Events"  which are attached to the consolidated financial

statements  for  years  ending December  31, 2001.   Please refer to the Amended

Form 10-SB  filed  November  15,  2001.  The  loans,  forgiveness  of  debt  and reconciliation  occurred May 15, 2001 and explanations have  been made as a part of the audited accounting.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

       In March 1999 Marieke Oudejans transferred 1,760,000 of her shares of the

Company's  common  stock  to  Maurice  Schelvis  in  a private transaction.  See

Securities  Ownership  of  Certain  Beneficial  Owners,  above.

     M.E.S.T.,  B.V.,  a  Dutch company,  had  issued previously 2,000 shares of its  common stock to Marieke  Oudejans  which  represented all of the issued and outstanding  stock  of  M.E.S.T.,  B.V.  At  the  time  of  the  April  9,  1998 transaction,  no  attempt  was  made  by M.E.S.T., B.V. to obtain an independent business  appraisal  or accounting opinion regarding the value of M.E.S.T., B.V.

M.E.S.T.,  B.V.'s assets consisted of  rights  and  duties it procured by virtue of  the  Licensing  Agreement  between  TNO,  MSTec,  B.V.  and  M.E.S.T.,  B.V.

with  its  attendant  rights,   duties  and  liabilities.   The  value   of  the

proprietary  dewatering  system  was not the subject of  an independent business valuation  or  independent audit.  Consequently, there were  no  representations made  to  shareholders,  officers  or  directors of the Company  in  regards  to the  sale/acquisition  of  M.E.S.T.,  B.V.  shares.

Item  XIII  -  EXHIBITS AND REPORTS  ON FORM 8-K

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

(21)     Subsidiaries of the Registrant.                            (attached)

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


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                   FORM 10-KSB

                      For the year ended December 31, 2001

                                   SIGNATURES

In  accordance  with  Section  13  or  15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Management of Environmental solutions and Technology, Corp.

           -----------------------------------------------------------

                                  (Registrant)

                              /s/ Greg Schmick

                          By:-------------------------

                             Greg Schmick, President

                          Date: September 11, 2002

                                ------------------

In  accordance  with  the Exchange Act, this report has been signed below by the following  persons  on behalf of the registrant and in the capacities and on the dates  indicated.

                              /s/ Greg Schmick

                          By:-------------------------

                             Greg Schmick, President

                          Date: September 19, 2002

                                ------------------

This  report shall be furnished to security  holders after this report has been filed  with  the  Securities  and  Exchange  Commission  on  this  Form.
