Form 10QSB
period 2002-03-31
MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP/NY
filed 2002-10-17
CIK 1062386

                    U.S. Securities and Exchange Commission

                             Washington D.C. 20549

                                  Form 10-QSB

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

     EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

                             PRECEDING FIVE YEARS

Check whether  the registrant filed  all documents and  reports required  to be filed by Section l2, 13 or 15(d) of the Exchange Act after the  distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State  the number of  shares outstanding  of each of  the issuer's  classes  of common equity, as of the latest practicable date:

Common Stock - .0001 par value 7,320,055 issued

Series A Preferred - .0001 par value 535,985 issued

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended March 31, 2002

                              TABLE OF CONTENTS

                                                                   PAGE

Part I - FINANCIAL INFORMATION                                       3

Item 1 - Financial Statements                                        3

  Accountant’s Review Report                                         5

  Balance Sheet......................................................6

  Statements of Operation............................................7

  Statement of Shareholders’ Equity                                  8

  Statements of Cash Flow...........................................12

  Notes to Financial Statements.....................................14

Item 2 - Management's Discussion and Analysis of Financial


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended March 31, 2002

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

                                MARCH 31, 2002

                           WILLIAMS & WEBSTER, P.S.

                         CERTIFIED PUBLIC ACCOUNTANTS

                       BANK OF AMERICA FINANCIAL CENTER

                          W 601 RIVERSIDE, SUITE 1940

                               SPOKANE, WA 99201

                                (509) 838-5111


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


To the Board of Directors

Management of Environmental

Solutions & Technology Corp.

Apeldoorn, The Netherlands

                          ACCOUNTANT'S REVIEW REPORT

We  have  reviewed the accompanying consolidated balance sheet of Management of

Environmental  Solutions & Technology Corp. (a development stage company) as of

March 31, 2002 and  the  related  consolidated  statements  of  operations  and comprehensive  loss,  stockholders'  equity and cash flows for the three months ended March 31, 2002, for the three months  ended  March  31, 2001, and for the

period from December 10, 1997 (inception) to March 31, 2002.   These  financial

statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2001 were  audited  by us  and  we expressed an unqualified opinion on them in our report dated August

29, 2002.  We have not performed any auditing procedures since that date.

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

August 30, 2002


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEET

                                                       March 31,

                                                         2002      December 31,

                                                      (Unaudited)      2001

                                                     ------------  ------------

ASSETS

CURRENT ASSETS

  Cash                                               $    13,383   $   203,652

  Tax funds receivable                                    34,979        29,867

  Receivables, related parties                           172,952           -

  Other receivables                                          437         5,126

  Prepaid expenses                                         2,836         2,836

                                                     ------------  ------------

    Total Current Assets                                 224,587       241,481

                                                     ------------  ------------

PROPERTY AND EQUIPMENT (net of depreciation)               2,267         3,201

                                                     ------------  ------------

    TOTAL ASSETS                                     $   226,854   $   244,682

                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                   $    65,471   $    38,979

  Accrued expenses                                         8,183         6,988

  Deferred costs                                           6,934           -

  Bank over draft                                            -           6,708

                                                     ------------  ------------

    Total Current Liabilities                             80,588        52,675

                                                     ------------  ------------

 Preferred stock - Series A;

    $0.0001 par value, 5,000,000 shares

    authorized, 535,985 issued and

    outstanding, aggregate liquidation

    preference of $2,143,940                                  53            53

  Common stock; $0.0001 par value,

    30,000,000 shares authorized,

    7,320,055 shares issued and outstanding                  732           732

  Additional paid-in capital                           3,221,643     3,221,643

  Stock options                                        3,000,568     3,000,568

  Deficit accumulated during the development stage    (5,800,682)   (5,747,917)

  Accumulated other comprehensive loss                  (276,048)     (283,072)

                                                     ------------  ------------

                                                         146,266       192,007

                                                     ------------  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY       $   226,854   $   244,682

                                                     ============  ============

See accompanying notes and accountants’ review report.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

                                                                   Period from

                                                                   December 17,

                                                                      1997

                                            Three Months Ended     (Inception)

                                                March 31,              to

                                       --------------------------   March 31,

                                           2002          2001         2002

                                        (Unaudited)   (Unaudited)  (Unaudited)

                                       ------------  ------------  ------------

REVENUES                               $       -     $       -    $       -

                                       ------------  ------------  ------------

OPERATING EXPENSES

  General and administrative                74,730         3,341     4,420,195

  Research and development                     -          60,889       608,357

  Depreciation                                 827           983        11,518

                                       ------------  ------------  ------------

    Total Operating Expenses                75,557        65,213     5,040,070

                                       ------------  ------------  ------------

LOSS FROM OPERATIONS                       (75,557)      (65,213)   (5,040,070)

OTHER INCOME (EXPENSES)

  Interest income                            4,518        10,678       174,747

  Net gain (loss) from joint venture        18,479           -        (932,622)

  Interest expense                            (205)          -          (2,737)

                                       ------------  ------------  ------------

    Total Other Income (Expenses)           22,792        10,678      (760,612)

                                       ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                   (52,765)      (54,535)   (5,800,682)

INCOME TAXES                                   -             -             -

                                       ------------  ------------  ------------

NET LOSS                                   (52,765)      (54,535)   (5,800,682)

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign currency translation

    gain (loss)                              7,024       (78,096)     (276,048)

                                       ------------  ------------  ------------

COMPREHENSIVE LOSS                     $   (45,741)  $  (132,631)  $(6,076,730)

                                       ============  ============  ============

LOSS PER COMMON SHARE,

  BASIC AND DILUTED                    $     (0.01)  $     (0.02)

                                       ============  ============

WEIGHTED AVERAGE NUMBER OF

  COMMON SHARES OUTSTANDING,

  BASIC AND DILUTED                      7,324,055     7,320,055

                                       ============  ============

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

Issuance of stock

 options for

 compensation on

 Dec. 31, 2001 at

 $3.63 per option            -               -              -               -               -            725,918            -             -             725,918

Net loss for year

 ended Dec. 31, 2001         -               -              -               -               -                -       (1,217,227)      (100,075)      (1,317,302)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 Dec. 31, 2001           535,985              53       7,324,055             732       3,221,643       3,000,568     (5,747,917)       (283,072)        192,007

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Net loss for

 period ended

 March 31, 2002              -               -               -               -               -               -          (52,765)          7,024         (45,741)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 March 31, 2002

 (Unaudited)             535,985   $          53       7,324,055   $         732   $   3,221,643   $   3,000,568   $ (5,800,682)   $    (276,048)  $    146,266

                   ==============  ==============  ==============  ==============  ==============  ==============  ==============  ==============  =============

</table>

See accompanying notes and accountants’ review report.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                  Period from

                                                                                  December 17,

                                                                                      1997

                                                      Three Months Ended          (Inception)

                                                           March 31,                  to

                                                  ------------------------------    March 31,

                                                        2002            2001          2002

                                                    (Unaudited)      (Unaudited)   (Unaudited)

                                                  --------------  --------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $     (52,765)   $     (54,535)  $ (5,800,682)

  Adjustments to reconcile net loss to net cash

    used in operating activities:

    Depreciation                                            827              983         11,518

    Options granted as compensation                         -                -        3,077,656

  (Increase) decrease in assets:

    Tax funds receivable                                 (5,112)          23,875        (34,979)

    Other receivables                                     4,689           (1,988)          (437)

    Prepaid expenses                                        -             19,274         (2,836)

  Increase (decrease) in liabilities:

    Accrued liabilities                                   1,195            2,091          8,183

    Accounts payable                                     26,492            7,233         60,286

    Deferred cost                                         6,934              -            6,934

                                                  --------------  --------------  --------------

Net cash used in operating activities                   (17,740)         (3,067)     (2,674,357)

                                                  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                        -               -           (13,893)

  Loans to shareholders                                (172,952)            -        (1,106,255)

  Payments on loans to shareholders                         -            15,105         887,080

                                                  --------------  --------------  --------------

Net cash provided (used) by investing activities       (172,952)         15,105        (233,068)

                                                  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Overdrafts payable                                     (6,708)            -               -

  Proceeds from related party loans                         -               -           145,391

  Payments on related party loans                           -               -           (10,390)

  Proceeds from sales of common stock                       -               -           915,060

  Proceeds from sales of preferred stock                    -               -         2,147,238

  Cash acquired with subsidiary                             -               -            20,000

                                                  --------------  --------------  --------------

Net cash provided by (used in) financing

  activities                                             (6,708)            -         3,217,299

                                                  --------------  --------------  --------------

Foreign currency translation gain (loss)                  7,131         (78,096)       (301,491)

Net increase (decrease) in cash                        (190,269)        (66,058)          8,383

                                                  --------------  --------------  --------------

Cash, beginning of period                               203,652         666,746           5,000

                                                  --------------  --------------  --------------

Cash, end of period                               $      13,383   $     600,688   $      13,383

                                                  ==============  ==============  ==============

</table>

See accompanying notes and accountants’ review report.


              MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                  Period from

                                                                                  December 17,

                                                                                      1997

                                                      Three Months Ended          (Inception)

                                                           March 31,                  to

                                                  ------------------------------    March 31,

                                                        2002            2001          2002

                                                    (Unaudited)      (Unaudited)   (Unaudited)

                                                  --------------  --------------  --------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                                   $         395   $          -     $      2,732

  Income taxes paid                               $         -     $          -     $        -

NON-CASH INVESTING AND FINANCING

  TRANSACTIONS:

  Stock options granted for compensation          $         -     $          -     $  3,077,656

  Stock issued for acquisitions                   $         -     $          -     $     20,175

  Notes payable, related party netted

    with notes receivable related party           $         -     $       46,233   $    46,233

  Forgiveness of debt by officer                  $         -     $       62,867   $    62,867



See accompanying notes and accountants’ review report.


                     MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

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

                                MARCH 31, 2002

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

Fair Value of Financial Instruments

The carrying amounts for cash, accrued expenses and payables, and loans payable approximate their fair value.  MEST's notes payable approximate the fair  value of  such  instruments  based  upon management's best estimate of interest rates that would be available to MEST  for  a  similar financial arrangement at March

31, 2002 and December 31, 2001.

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

                                MARCH 31, 2002

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

                                MARCH 31, 2002

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

At  March  31, 2002, the Company had net deferred tax assets  of  approximately

$860,000, principally  arising from net operating loss carryforwards for income tax purposes.  As management  of  the  Company cannot determine that it is more likely than not that the Company will realize  the  benefit of the net deferred tax asset, a valuation allowance equal to the net deferred  tax  asset has been established at March 31, 2002.

At  March  31,  2002,  the  Company  has  net  operating loss carryforwards  of

approximately $5,800,000, which expire in the years  2017  through  2022.   The

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

As shown in the accompanying financial statements, the Company has no revenues,

has incurred a net loss of $52,765 for the  three  months ended March 31, 2002,

has an accumulated deficit of $5,800,682 and has had  no  sales.  The future of the  Company  is  dependent  upon  successful  and  profitable operations  from

manufacturing,  distributing,  and  selling  its  fertilizer   products.    The

financial   statements   do   not   include  any  adjustments  related  to  the

recoverability  and classification of  recorded  assets,  or  the  amounts  and classification of  liabilities that might be necessary in the event the Company cannot continue in existence.


                     MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (continued)

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

Interim Financial Statements

The interim financial  statements for the period ended March 31, 2002, included herein have not been audited,  at the request of the Company.  They reflect all adjustments, which are, in the opinion  of  management,  necessary  to  present fairly  the  results  of  operations  for the period.  All such adjustments are

normal  recurring  adjustments.   The results  of  operations  for  the  period

presented is not necessarily indicative  of  the results to be expected for the full fiscal year.

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

The Company does not believe  any  adjustments are needed to the carrying value of its assets at March 31, 2002.


                     MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

States dollars at rates of exchange in effect at the balance sheet date.  Gains or  losses are included in income for the year, except gains or losses  related to long-term  debt  which are deferred and amortized over the remaining term of the debt.  Non-montary assets, liabilities and items recorded in income arising from transactions denominated  in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Property and Equipment

Property  and equipment are stated  at  cost.   Depreciation  of  property  and

equipment is  calculated  using  the  straight-line  method  over the estimated useful lives of the assets, which range from three to ten years.  See Note 4.

Concentration of Credit Risk

The  Company maintains its cash in several Netherlands financial  institutions.

These  financial  institutions  are  considered  credit  worthy  and  have  not experienced  any losses on deposits at March 31, 2002.  The funds are valued in

U.S. dollars and are fully insured.

Recent Accounting Pronouncements

In April 2002,  the  Financial  Accounting  Standards Board issued Statement of

Financial Accounting Standards No. 145, "Rescission  of FASB Statements No. 44,

and 64, Amendment of FASB Statement No. 13, and Technical  Corrections",  which updates, clarifies and simplifies existing accounting pronouncements.  FASB No.

4,  which  required  all gains and losses from the extinguishment of debt to be aggregated and, if material,  classified  as  an  extraordinary  item,  net  of related  tax  effect was rescinded, as a result, FASB 64, which amended FASB 4,

was rescinded as  it  was  no  longer  necessary.   FASB 145 amended FASB 13 to

eliminate an inconsistency between the required accounting  for  sale-leaseback transaction  and  the required accounting for certain lease modifications  that

have  economic  effects   that  are  similar  to  sale-leaseback  transactions.

Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.


                     MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

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

Company at March 31, 2002.

In October 2001, the Financial Accounting Standards Board issued  Statement  of

Financial  Accounting  Standards  No.  143,  "Accounting  for  Asset Retirement

Obligations"  (SFAS No. 143).  SFAS No. 143 establishes guidelines  related  to the retirement  of tangible long-lived assets of the Company and the associated

retirement costs.   This  statement required that the fair value of a liability for an asset retirement obligation  be  recognized in the period in which it is incurred if a reasonable estimate of fair  value  can  be made.  The associated asset retirement costs are capitalized as part of the carrying  amount  of  the long-lived assets.  This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application

encouraged.   The  Company  adopted  SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

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

                                MARCH 31, 2002

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

Reclassification

Certain amounts from prior periods have been reclassified  to  conform  to  the current  period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - RELATED PARTY TRANSACTIONS

The president  of  the Company conveyed all outstanding shares of MEST, B.V. to the Company in exchange  for  1,920,000  shares  of common stock of the Company during the year ended December 31, 1998.

In January 2002, the Company loaned $200,000 to an  officer.   In  April  2002,

$150,000 was repaid and the Company also received a mortgage on real estate  as collateral for its loan.

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT

Property  and equipment are recorded at cost.  Major additions and improvements

are capitalized.   Minor  replacements,  maintenance  and  repairs  that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of  property  and equipment is being calculated using the straight-line  method over the expected  useful  lives  of  the assets.  Depreciation expense for the periods ended March 31, 2002 and 2001 was $827 and $983, respectively.


                     MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

NOTE 5 - PREFERRED STOCK

The  Company  is authorized to issue 5,000,000  shares  of  $0.0001  par  value preferred stock;  535,985 Series A preferred shares were issued and outstanding

at March 31, 2002 and  December  31,  2001.    Each share of Series A preferred

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

NOTE 6 - COMMON STOCK

The  Company  is  authorized  to issue 30,000,000 shares of $0.0001  par  value common stock: 7,324,055 shares  were  issued  and outstanding at March 31, 2002 and  December 31, 2001.  Each holder of common stock  has  one,  non-cumulative vote per  share  on  all  matters voted upon by the shareholders.  There are no preemptive rights or other rights of subscription.

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

                                MARCH 31, 2002

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

March 31,  2002  and  December 31, 2001. In forming the joint venture of MSTec,

the Company committed to  an  investment  in  the  form  of  a loan to MSTec of approximately $800,000, which funds were in fact advanced to MSTec  in 1999 and

2000.   This  loan  is  treated  as  an  equity  investment under the Company's

understanding  of  the  conditions  of the joint venture.   The  investment  is

subject to the terms of the related loan  agreement  dated  January  22,  1999,

where  by the Company agreed in the event of MSTec's bankruptcy or termination,

to forego  repayment  of  the  funds  advanced  until  such  time  as all other creditors  are  paid  in  full.  At the date of these financial statements,  no funds advanced by the Company to MSTec have been repaid.

The  joint  venture's primary  asset,  as  the  result  of  the  aforementioned investment, is  a  worldwide  licensing  agreement  for  the application of the aforementioned technological process from TNO.

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

                                MARCH 31, 2002

NOTE 7 - JOINT VENTURE INVESTMENT IN MANURE AND SLUDGE TECHNOLOGY, B.V.

                  (CONTINUED)

The following is a summary of the financial position and results  of operations of MSTec.

                                             March 31, 2002   December 31, 2001

                                             --------------   -----------------

     Current assets                          $       2,618    $        117,858

     Property, plant, and equipment                    -                   -

     Other assets (net)                                -                   -

                                             --------------   -----------------

           Total assets                      $       2,618    $        117,858

                                             ==============   =================

     Current liabilities                     $     256,932    $        360,019

     Long-term debt - related parties            1,594,930           1,644,041

           Total liabilities                     1,851,862           2,004,060

     Stockholders' equity                       (1,849,244)         (1,886,202)

                                             --------------   -----------------

           Total liabilities and equity      $       2,618    $        117,858

                                             ==============   =================

    Net sales                                $         -      $            -

    Gross profit                             $         -      $            -

    Income (Loss) from continuing operations $      36,958    $       (176,242)

    Net income (loss)                        $      36,958    $       (176,242)

Joint Venture Royalty Agreement

In  connection  with  the  formation  of the MSTec joing venture, a sub-license agreement was executed wherein MEST agreed  to pay to MSTec "sub-license" fees,

which are effectively royalty fees, for manure conversion factories constructed by MEST over a period of fifteen years.  The  fifteen-year  period  begins when

M.E.S.T.  constructs  its  first  such factory.  Royalty fees due to MSTec  are computed on a sliding scale, based  upon actual factory construction costs, and range from 15% to 10%.  At the date of  these  financial statements, no royalty fees were owed under the aforementioned agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Subordinated Loan Agreement

In forming the joint venture of MSTec, the Company  committed  to loan to MSTec approximately $800,000, which funds were in fact advanced to MSTec  in 1999 and

2000.

Under  the  terms  of  the  related loan agreement dated January 22, 1999,  the

Company agreed in the event of  MSTec's  bankruptcy  or  termination, to forego repayment of its loan until such time as all other creditors were paid in full.

At the date of these financial statements, no funds advanced  by the Company to

MSTec have been repaid.


                     MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Office Lease

The  Company  leases office space in Apeldoorn under a written agreement  which provides for lease  payments  of  approximately  $2,000  per month through June

2006.  Formerly the Company leased office space in Amsterdam  under  a  written agreement which ran from July 1999 through January 2002 and provided for  lease payments  of  approximately $1,500 per month.  In 2001, the lease agreement was renegotiated and  the  lease  expiration date was changed to July 31, 2002 with other lease provisions remaining unchanged.

Future minimum rental commitments  under  the operating lease are as follows at

March 31, 2002:

           Year Ending:

           December 31, 2002              $  24,000

           December 31, 2003              $  24,000

           December 31, 2004              $  24,000

           December 31, 2005              $  24,000

           December 31, 2006              $  12,000

NOTE 9 - STOCK OPTIONS

The Company has granted its officers options  to  purchase  a  total of 900,000 shares of the Company's common stock at an exercise price of $0.50  per  share.

Following  is a summary of the status of these performance-based options during the periods ended March 31, 2002 and December 31, 2001.

                                           Number of     Weighted Average

                                           Shares        Price per Share

                                           ------------  ----------------

     Outstanding at December 31, 2000          700,000          $0.50

       Granted                                 200,000           0.50

       Exercised, expired or forfeited             -               -

                                           ------------  ----------------

     Outstanding and exercisable at

           December 31, 2001                   900,000          $0.50

                                           ============  ================

     Weighted average fair value of

           options granted during 2001                          $3.63

                                                         ================

     Outstanding at December 31, 2001          900,000          $0.50

       Granted                                     -               -

       Exercised, expired or forfeited             -               -

                                           ------------  ----------------

     Outstanding and exercisable at

           March 31, 2002                      900,000          $0.50

                                           ============  ================


                     MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

NOTE 9 - STOCK OPTIONS (CONTINUED)

The Company  estimated the fair value of each stock option at the grant date by using the Black-Scholes  option  pricing  model  with  the  following weighted-

average  assumptions  used:   Dividend yield of zero percent; strike  price  of

$0.50; expected volatility of 24.83%;  risk-free  interest  rate of six percent and expected lives of five years.  The weighted average fair  value  at date of grant  for options granted to officers in the year ended December 31, 2001  was

$3.63 per  option.  Compensation cost charged to operations was $725,918 during the year ended December 31, 2001.

NOTE 10 - SUBSEQUENT EVENTS

In January 2002,  the  Company  loaned  $200,000 to an officer.  In April 2002,

subsequent to the date of these financial  statements,  $150,000 was repaid and the Company also received a mortgage on real estate as collateral for its loan.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended March 31, 2002

Item II - Management’s Discussion and Analysis or Plan of Operation

The Company provides the information required by 17 CFR §228.303(a) and provides a discussion regarding the Company’s plan of operation for the next 12 months.

Summary of Product Research

The Company has an ongoing research project with the Company’s partner, Netherlands Organization for Applied Scientific Research (TNO).  The purpose of the research and development is to better preserve the zeolite through the drying, segregating and reconditioning process.  The zeolite dewatering system necessarily includes mechanical conveyance, mixing, desegregation and a thermal regeneration process which necessarily places zeolite in contact with mechanical conveyance devices, processing materials, segregation screens and the torbid reactor.  The Company is attempting to minimize the gravity of mechanical contact in order to preserve the zeolite material.

As the Company proceeds forward to product production quality dewatering devices, the Company anticipates certain mechanical engineer exercises designed to maximize reliability of the dewatering system.  The Company expects that the majority of technical improvements and recommendations will come necessarily through the contracting of the fabrication of initial MEST zeolite dewatering devices.  Management expects that the dewatering process will undergo certain design changes which lend the zeolite dewatering process to commercial application and constant use.

Plan of Operation

Management’s investigation into financially productive applications for the zeolite dewatering technology has lead management to pursue converting organic waste materials into livestock, fish and pet food products.  The Company has elected to pursue applying its dewatering technology to this area because there is an abundant supply of waste biosolids available for processing and management believes that there is a standing commodities market for such dehydrated biosolid materials.

The zeolite dewatering technology is particularly suited to livestock, fish and pet food products for the following reasons.  The zeolite drying technology can control and reproduce final moisture content of the processed biosolids.  Pasteurization is the natural result of processing.  Zeolite drying controls the heat and therefore does not degrade the final dehydrated product.  Zeolite dewatering is thorough and produces low product moisture which increases shelf life.  Finally, the zeolite process is efficient, inexpensive and creates low emissions.

The Company has identified its objectives to convert fish waste to fish meal, beer yeast waste to livestock feed and grain mash from methanol plants to livestock feed.  It has also identified the conversion and dehydration of human waste as a cost savings measure from municipalities.  Organic waste shift from sewage processing transports roughly 80% water content to land fills.  The zeolite dewatering device can dry biosolids to 5% water content which makes the biosolid less expensive to transport and amenable to other applications such as fuel or fertilizers.

The Company is actively pursuing a design/build relationship with an engineering company and manufacturing entity in the United States with capabilities of taking the TNO dewatering process designs and converting the designs to a commercial device.  The Company is currently negotiating broad aspects of the contractual relationship to define with certainty the parties objectives and financial requirements.  The shareholders will be apprized of further progress in that regard.  This Company still anticipates production costs for a single production facility between $500,000.00 and $700,000.00 U.S. for limited quantity production.  The Company has plans to construct five production facilities for installation in Mexico, Oregon and Alaska.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended March 31, 2002

Financial Requirements

The financial requirements have not changed since the third quarter 2001 projections.  The Company has estimated that it will need approximately $5,000,000.00 in order to fabricate, transport, install and commence operations for five zeolite dewatering devices.  Management plans to obtain the necessary funding to build the dewatering devices by making a fully registered public offering in the near future.

Finances of the company derive from two exempted offerings of MEST common shares and Preferred Series A.  The company has not earned income by virtue of sales of goods or services.  The payment of employees, expenses, subcontractors and Company obligations has been made from capital raised by the sale of equity shares.  The Company anticipates the need to raise additional capital through public or private offerings and does not expect to earn revenues until late 2003.

The Company currently has sufficient finances for operations through September 2002.  The Company does not have sufficient finances to assemble and perform the due diligence, legal and accounting work requisite for representation to the Securities and Exchange Commission and public investors.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended March 31, 2002

                          PART II - OTHER INFORMATION

Item I - Legal Proceedings

Management is not aware of any claims, legal proceedings, litigation or complaints against the Company during the calendar months January, February and March of 2002.  Accordingly the Company provides no information regarding such claims or litigation as required by Item 103 of Regulation S-B.

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

The Company has not sold, issued or distributed any equity securities during the period covered by this report and consequently does not provide the information required by 17 CFR §228.701.  The Company incorporates by reference all of Part II Item 4 of the Amended Form 10-SB filed 10/15/01 to describe unregistered offerings, funds raised by the sale of the Company’s Common and Preferred Stock and the use of proceeds.

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

Item IV - Submission of Matters to a Vote of Security Holders

For the period in question, first calendar quarter, January through March 2002 there were no matters submitted to security holders.  No special or annual meeting was convened.  Consequently the Company provides no details regarding solicitation of proxies as a result of any such meeting or the subject matter and results for such meetings.

Item V - Other Information

The Company received on February 12th and February 27th additional comments from the Securities and Exchange Commission concerning the Company’s Amended Form 10-SB.  The Company continues its amendment process in order to resolve all questions and inquiries by the Securities and Exchange Commission.  As of the date that this Form 10-QSB pertaining to the first quarter of 2002 was filed, all comments tendered by the Securities and Exchange Commission have been answered.  The Company awaits further comments by the Securities and Exchange Commission and will continue to amend its Form 10-SB until all legal and accounting issues have been resolved.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended March 31, 2002

Item VI - Exhibits and Reports

Pursuant to 17 CFR §228.601(b)(21) subsidiaries of MEST are MEST B.V., a wholly owned subsidiary, and MSTec B.V., a subsidiary owned 50% by The Netherlands Organization for Applied Scientific Research (TNO) and 50% by MEST, both of which are incorporated and organized in Amsterdam, The Netherlands.  Both entities do business under their full corporate names.

(a)  Exhibits required by Item 601

(2)      Plan of Acquisition, reorganization, arrangement,

         liquidation or succession.                                        (2)

(3)(i)   Articles of Incorporation                                         (2)

(3)(ii)  Bylaws.                                                           (2)

(4)      Instruments defining the rights of security holders,

         including indentures.                                             (2)

(9)      Voting trust agreements.                                          (1)

(10)     Material contracts.                                               (2)

(11)     Statement re:  computation of per share earnings.                 (1)

(13)     Annual or quarterly reports, Form 10Q                             (2)

(16)     Letter re:  change in certifying accountant.                      (1)

(18)     Letter re:  change in accounting principles .                     (1)

(20)     Other documents or statements to security holders.                (1)

(21)     Subsidiaries of the Registrant.                                   (2)

(22)     Published report regarding matters submitted

         to vote of security holders.                                      (1)

(23)     Consents of Experts and counsel.                                  (1)

(24)     Power of Attorney.                                                (1)

(27)     Financial Data Schedule (no longer required)                      (1)

(99)     Additional Exhibits.                                              (1)

         (1) No disclosure necessary

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

(Registrant)

                             By: /s/ Greg Schmick

                             ----------------------------

                             Greg Schmick, President

                             Date:  October 10, 2002

                             ----------------------------
