Form 10QSB
period 2002-06-30
MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP/NY
filed 2002-10-17
CIK 1062386

                    U.S. Securities and Exchange Commission

                             Washington D.C. 20549

                                  Form 10-QSB

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

     EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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

                                  Form 10-QSB

                For the quarterly period ended June 30, 2002

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

  Notes to Financial Statements.....................................14

Item 2 - Management's Discussion and Analysis of Financial


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended June 30, 2002

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

                                 JUNE 30, 2002

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

Apeldoorn, The Netherlands

                          ACCOUNTANT'S REVIEW REPORT

We  have reviewed the accompanying consolidated balance sheets of Management of

Environmental  Solutions & Technology Corp. (a development stage company) as of

June  30, 2002 and  the  related  consolidated  statements  of  operations  and comprehensive  loss,  stockholders'  equity and cash flows for the three months and six months ended June 30, 2002, for  the  three months and six months ended

June 30, 2001, and for the period from December  10,  1997  (inception) to June

30, 2002.  These financial statements are the responsibility  of  the Company's management.

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

September 3, 2002


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEET

                                                        June 30,

                                                         2002      December 31,

                                                      (Unaudited)      2001

                                                     ------------  ------------

ASSETS

CURRENT ASSETS

  Cash                                               $    84,913   $   203,652

  Tax refunds receivable                                  46,650        29,867

  Receivables, related parties                            39,725           -

  Other receivables                                          498         5,126

  Prepaid expenses                                         2,836         2,836

                                                     ------------  ------------

    Total Current Assets                                 174,622       241,481

                                                     ------------  ------------

PROPERTY AND EQUIPMENT (net of depreciation)               1,643         3,201

                                                     ------------  ------------

TOTAL ASSETS                                         $   176,265   $   244,682

                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                   $   105,067   $    38,979

  Accrued expenses                                         9,334         6,988

  Deferred costs                                           7,909           -

  Bank overdraft                                           6,126         6,708

                                                     ------------  ------------

    Total Current Liabilities                            128,436        52,675

                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES                                -             -

STOCKHOLDERS' EQUITY

Preferred stock - Series A;

    $0.0001 par value, 5,000,000 shares

    authorized, 535,985 issued and

    outstanding, aggregate liquidation

    preference of $2,143,940                                  53            53

  Common stock; $0.0001 par value,

    30,000,000 shares authorized,

    7,320,055 shares issued and outstanding                  732           732

  Additional paid-in capital                           3,221,643     3,221,643

  Stock options                                        3,000,568     3,000,568

  Deficit accumulated during development stage        (5,981,096)   (5,747,917)

  Accumulated other comprehensive loss                  (194,071)     (283,072)

                                                     ------------  ------------

    Total Stockholders' Equity                            47,829       192,007

                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   176,265   $   244,682

                                                     ============  ============

See accompanying notes and accountants’ review report.


            MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

                                                                                       Period from

                                                                                       December 17,

                                                                                           1997

                                    Three Months Ended          Six Months Ended        (Inception)

                                         June 30,                   June 30,                to

                               --------------------------  --------------------------     June 30,

                                   2002          2001          2002          2001           2002

                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

                               ------------  ------------  ------------  ------------  ------------

REVENUES                       $       -     $       -     $       -     $       -     $       -

                               ------------  ------------  ------------  ------------  ------------

OPERATING EXPENSES

  General and administrative        44,072       114,536       118,802       117,877     4,464,267

  Research and development             -          70,982           -         131,871       608,357

  Depreciation                         116           918           943         1,901        11,634

                               ------------  ------------  ------------  ------------  ------------

Total Operating Expenses            44,188       186,436       119,745       251,649     5,084,258

LOSS FROM OPERATIONS               (44,188)     (186,436)     (119,745)     (251,649)   (5,084,258)

OTHER INCOME (EXPENSES)

  Interest income                    8,345        15,573        12,863        26,251       183,092

  Net gain (loss) from

    joint venture                 (144,386)      (77,935)     (125,907)      (77,935)   (1,077,008)

  Interest expense                    (185)           -           (390)          -          (2,922)

                               ------------  ------------  ------------  ------------  ------------

    Other Income (Expense)        (136,226)      (62,362)     (113,434)      (51,684)     (896,838)

                               ------------  ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES          (180,414)     (248,798)     (233,179)     (303,333)   (5,981,096)

INCOME TAX EXPENSE                     -             -             -             -             -

                               ------------  ------------  ------------  ------------  ------------

NET LOSS                          (180,414)     (248,798)     (233,179)     (303,333)   (5,981,096)

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign currency translation

    gain (loss)                     81,977       (11,501)       89,001       (89,597)     (194,071)

                               ------------  ------------  ------------  ------------  ------------

COMPREHENSIVE LOSS             $   (98,437)  $  (260,299)  $  (144,178)  $  (392,930)  $(6,175,167)

                               ============  ============  ============  ============  ============

NET LOSS PER COMMON SHARE,

  BASIC AND DILUTED            $     (0.02)  $     (0.03)  $     (0.03)  $     (0.04)

                               ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF

  COMMON SHARES OUTSTANDING,

  BASIC AND DILUTED              7,320,055     7,320,055     7,320,055     7,320,055

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

 Dec. 31, 2001 at

 $3.63 per option            -               -              -               -               -            725,918            -             -             725,918

Net loss for year

 ended Dec. 31, 2001         -               -              -               -               -                -       (1,217,227)      (100,075)      (1,317,302)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 Dec. 31, 2001           535,985              53       7,324,055             732       3,221,643       3,000,568     (5,747,917)      (283,072)         192,007

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Net loss for

 period ended

 June 30, 2002              -               -               -               -               -               -          (233,179)         89,001        (144,178)

                   --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

Balance,

 June 30, 2002

 (Unaudited)             535,985   $          53       7,324,055   $         732   $   3,221,643   $   3,000,568   $ (5,981,096)   $    (194,071)  $     47,829

                   ==============  ==============  ==============  ==============  ==============  ==============  ==============  ==============  =============

</table>

See accompanying notes and accountants’ review report.


             MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                  Period from

                                                                                  December 17,

                                                                                      1997

                                                       Six Months Ended          (Inception)

                                                            June 30,                  to

                                                  ------------------------------     June 30,

                                                        2002            2001          2002

                                                    (Unaudited)      (Unaudited)   (Unaudited)

                                                  --------------  --------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $    (233,179)  $    (303,333)  $  (5,981,096)

  Adjustments to reconcile net loss to net cash

    used in operating activities:

      Depreciation                                          943           1,901         11,634

      Options granted as compensation                       -                -        3,077,656

   (Increase) decrease in  assets:

      Tax refunds receivable                            (16,783)         23,305         (46,650)

      Other receivables                                   4,628          (1,921)           (498)

      Prepaid expenses                                      -            19,274          (2,836)

    Increase (decrease) in liabilities:

      Accounts payable                                   66,088         (30,683)         99,882

      Accrued liabilities                                 2,346           2,487           9,334

      Other liabilities                                   7,909             -             7,909

                                                  --------------  --------------  --------------

Net cash used by operating activities                  (168,048)       (288,970)     (2,824,665)

                                                  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                        -               -           (13,893)

  Loans to related parties                             (172,952)            -        (1,106,255)

  Payments on loans to shareholders                     133,227         112,218       1,020,307

                                                  --------------  --------------  --------------

Net cash provided (used) by investing activities        (39,725)        112,218         (99,841)

                                                  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Overdrafts payable                                       (582)            -             6,126

   Proceeds from the sale of preferred stock                -               -         2,147,238

  Proceeds from the sale of common stock                    -               -           915,060

  Proceeds from related parties loans                       -               -           145,391

  Payments on related party loans                           -               -           (10,390)

  Cash acquired with subsidiary                             -               -            20,000

                                                  --------------  --------------  --------------

Net cash provided (used) by financing activities           (582)            -         3,223,425

Foreign currency translation gain (loss)                 89,616         (88,966)       (219,006)

                                                  --------------  --------------  --------------

 Net increase (decrease) in cash                         79,913        (118,739)       (265,718)

Cash, beginning of period                               203,652         666,746           5,000

                                                  --------------  --------------  --------------

Cash, end of period                               $      84,913   $     401,028   $      84,913

                                                  ==============  ==============  ==============

</table>

See accompanying notes and accountants’ review report.


              MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                  Period from

                                                                                  December 17,

                                                                                      1997

                                                       Six Months Ended          (Inception)

                                                            June 30,                  to

                                                  ------------------------------     June 30,

                                                        2002            2001          2002

                                                    (Unaudited)      (Unaudited)   (Unaudited)

                                                  --------------  --------------  --------------


SUPPLEMENTAL ITEMS:

  Interest paid                                   $         -     $         -     $         793

  Income taxes paid                               $         -     $         -     $         -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Stock options granted for compensation          $         -     $         -     $   3,077,656

  Stock issued for acquisitions                    $         -     $         -     $      20,175

  Notes payable, related  party netted with

    note receivable, related party                $         -     $      46,223   $      46,233

  Forgiveness of debt by officer                  $         -     $      62,867   $      62,867



See accompanying notes and accountants’ review report.


                    MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

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

                                 JUNE 30, 2002

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

Fair Value of Financial Instruments

The carrying amounts for cash, accrued expenses and payables, and loans payable approximate their fair value.  MEST's notes payable approximate the fair  value of  such  instruments  based  upon management's best estimate of interest rates that would be available to MEST for a similar financial arrangement at June 30,

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

                                 JUNE 30, 2002

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

                                 JUNE 30, 2002

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

At  June  30,  2002,  the Company had net deferred tax assets of  approximately

$430,000, principally arising  from net operating loss carryforwards for income tax purposes.  As management of  the  Company  cannot determine that it is more likely than not that the Company will realize the  benefit  of the net deferred tax asset, a valuation allowance equal to the net deferred tax  asset  has been established at June 30, 2002.

At  June  30,  2002,  the  Company  has  net  operating  loss  carryforwards of

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

As shown in the accompanying financial statements, the Company has no revenues,

has incurred a net loss of $233,179 for the six months ended June 30, 2002, has an accumulated deficit of $5,981,096 and has  had  no sales.  The future of the

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

                                 JUNE 30, 2002

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

Interim Financial Statements

The interim financial  statements  for the period ended June 30, 2002, included herein have not been audited, at the  request of the Company.  They reflect all adjustments, which are, in the opinion  of  management,  necessary  to  present fairly  the  results  of  operations  for the period.  All such adjustments are

normal  recurring  adjustments.   The results  of  operations  for  the  period

presented is not necessarily indicative  of  the results to be expected for the full fiscal year.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards  Board  issued  a  statement,

SFAS  No.  121, titled "Accounting for Impairment on Long-lived Assets,"  which has been replaced  by  SFAS  No. 144, "Accounting for Impairment of Disposal of

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

The Company does not believe  any  adjustments are needed to the carrying value of its assets at June 30, 2002.

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


                    MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

These  financial  institutions  are  considered  credit  worthy  and  have  not experienced any losses on deposits at  June  30, 2002.  The funds are valued in

U.S. dollars and are fully insured.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards  Board  issued  Statement  of

Financial  Accounting Standards No. 145, "Rescission of FASB Statements No. 44,

and 64, Amendment  of  FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements.  FASB No.

4, which required all gains  and  losses  from the extinguishment of debt to be aggregated  and,  if material, classified as  an  extraordinary  item,  net  of related tax effect  was  rescinded, as a result, FASB 64, which amended FASB 4,

was rescinded as it was no  longer  necessary.   FASB  145  amended  FASB 13 to

eliminate  an  inconsistency between the required accounting for sale-leaseback transactions and  the  required accounting for certain lease modifications that

have  economic  effects  that   are  similar  to  sale-leaseback  transactions.

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

Company at June 30, 2002.


                    MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In  October 2001, the Financial Accounting Standards Board issued Statement  of

Financial  Accounting  Standards  No.  143,  "Accounting  for  Asset Retirement

Obligations"  (SFAS No. 143).  SFAS No. 143 establishes guidelines  related  to the retirement  of tangible long-lived assets of the Company and the associated

retirement costs.   This  statement required that the fair value of a liability for an asset retirement obligation  be  recognized in the period in which it is incurred if a reasonable estimate of fair  value  can  be made.  The associated asset retirement costs are capitalized as part of the carrying  amount  of  the long-lived assets.  This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application

encouraged.   The  Company  adopted  SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

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


                    MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

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

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT

Property  and equipment are recorded at cost.  Major additions and improvements

are capitalized.   Minor  replacements,  maintenance  and  repairs  that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of  property  and equipment is being calculated using the straight-line  method over the expected  useful  lives  of  the assets.  Depreciation expense for the periods ended June 30, 2002 and 2001 was $943 and $1,901, respectively.

NOTE 5 - PREFERRED STOCK

The  Company  is authorized to issue 5,000,000  shares  of  $0.0001  par  value preferred stock;  535,985 Series A preferred shares were issued and outstanding

at June 30, 2002 and  December  31,  2001.    Each  share of Series A preferred

stock is entitled to a dividend at the rate of $0.30  per share if the board of directors declares a dividend, although no dividends have  been declared.  Upon liquidation or dissolution of the Company, each outstanding  share  of Series A preferred stock is entitled to a distribution of $4.00 per share prior  to  any distribution  to  common  stock shareholders.  Series A preferred stock is non-

voting, and each share is convertible  into  one  share of the Company's common stock at any time after June 1, 1999.

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

NOTE 6 - COMMON STOCK

The  Company  is  authorized  to issue 30,000,000 shares of $0.0001  par  value common stock: 7,324,055 and 7,324,055  shares  were  issued  and outstanding at

March  31,  2002  and December 31, 2001, respectively.  Each holder  of  common stock has one, non-cumulative  vote  per share on all matters voted upon by the shareholders.  There are no preemptive rights or other rights of subscription.


                    MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

NOTE 6 - COMMON STOCK (CONTINUED)

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

30, 2002 and December 31, 2001. In forming the  joint  venture  of  MSTec,  the

Company  committed  to  an  investment  in  the  form  of  a  loan  to MSTec of approximately $800,000, which funds were in fact advanced to MSTec in  1999 and

2000.   This  loan  is  treated  as  an  equity  investment under the Company's

understanding  of  the  conditions  of the joint venture.   The  investment  is

subject to the terms of the related loan  agreement  dated  January  22,  1999,

whereby  the  Company agreed in the event of MSTec's bankruptcy or termination,

to forego repayment  of  the  funds  advanced  until  such  time  as  all other creditors  are  paid  in  full.  At the date of these financial statements,  no funds advanced by the Company to MSTec have been repaid.


                    MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

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

                                                  June 30,     December 31,

                                                    2002           2001

                                              --------------  --------------

      Current assets                          $       2,931   $     117,858

      Property, plant, and equipment                    -               -

                                              --------------  --------------

      Other assets (net)                                -               -

           Total assets                       $       2,931   $     117,858

                                              ==============  ==============

      Current liabilities                     $     310,876   $     360,019

      Long-term debt - related parties            1,830,070       1,644,041

                                              --------------  --------------

           Total liabilities                      2,140,946       2,004,060

      Stockholders' equity                       (2,138,015)     (1,886,202)

                                              --------------  --------------

           Total liabilities and equity       $       2,931   $     117,858

                                              ==============  ==============

      Net sales                               $         -     $         -

      Gross profit                            $         -     $         -

      Loss from continuing operations         $    (251,813)  $    (176,242)

      Net loss                                $    (251,813)  $    (176,242)

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


                    MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

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

June 30, 2002:

           Year Ending:

           December 31, 2002                 $  24,000

           December 31, 2003                 $  24,000

           December 31, 2004                 $  24,000

           December 31, 2005                 $  24,000

           December 31, 2006                 $  12,000


                    MANAGEMENT OF ENVIRONMENTAL SOLUTIONS

                              & TECHNOLOGY CORP.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

NOTE 9 - STOCK OPTIONS

The  Company  has  granted  its officers options to purchase a total of 900,000 shares of the Company's common  stock  at an exercise price of $0.50 per share.

Following is a summary of the status of  these performance-based options during the periods ended June 30, 2002 and December 31, 2001.

                                            Number of       Weighted Average

                                             Shares         Price per Share

                                         ---------------    ----------------

      Outstanding at December 31, 2000          700,000            $0.50

        Granted                                 200,000             0.50

        Exercised, expired or forfeited             -               -

                                         ---------------    ----------------

      Outstanding and exercisable at

           December 31, 2001                    900,000            $0.50

                                         ===============    ================

      Weighted average fair value of

           options granted during 2001                             $3.63

                                                            ================

      Outstanding at December 31, 2001          900,000           $0.50

        Granted                                     -              -

       Exercised, expired or forfeited              -              -

                                         ---------------    ----------------

      Outstanding and exercisable at

           June 30, 2002                        900,000           $0.50

                                         ===============    ================

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


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended June 30, 2002

Item II - Management’s Discussion and Analysis or Plan of Operation

The Company provides the information required by 17 CFR {section}228.303(a) and provides a discussion regarding the Company's plan of operation for the next 12 months.

Summary of Product Research

The Company reiterates its research summary contained  in the first quarter 10-

QSB  filed  with  the  Securities  and  Exchange  Commission.    Prior  summary

accurately apprizes the Commission and the investors regarding ongoing  product research by the Company.

The  Company  has  an  ongoing  research  project  with  the Company's partner,

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

Plan of Operation

Management  previously  identified  applications  for  the  zeolite  dewatering technology to convert certain organic waste materials into livestock,  fish and

pet  food  products.   The  initial  waste  stream  which  has been targeted by

Management  for conversion to livestock, fish and pet food products  have  also been identified as fish waste and beer yeast waste.

Fish meal is  a  ground  solid product that is obtained by removing most of the water and some or most of the oil from fish or fish waste.  Dewatered fish meal is  exceptionally  rich in proteins  and  contains  essential  amino  acids  in significant concentrations.  Fish meal also contains a "growth factor" which is desirable for livestock feed.

The Company has identified  locations  where  it may obtain constant sources of fish  waste  or  catches which are harvested specifically  for  the  fish  meal market.  Much of fish  meal and fish oil are currently produced from small oily fish such as herring, mackerel,  sardines,  anchovies, pilchards and sand eels.

An estimated 30.4 million tons representing 24%  of the total inland and marine

world catch were reduced to fish meal and fish oil  in  1999.   It is estimated

that   a full one-third of all fish landed globally is utilized for  fish  meal and oil.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended June 30, 2002

The  zeolite   dewatering  technology  is  particularly  well  suited  for  the dehydration and  reduction  of  fish  waste  to fish meal.  The zeolite process uniformly and rapidly dehydrates a hydrated mass.  The  zeolite  process can be regulated  in  terms  of the heat applied to a given biomass.  Since  heat  and uniform dehydration can  be  well controlled, the Company is optimistic that it will be able to produce a highly desirable dehydrated fish meal product for the livestock or pet food industry.

The Company has also identified  the beer yeast waste stream as a potential and

significant source of raw material.   Virtually  all  breweries  throughout the

world  are confronted with the challenge of disposing of their waste  material.

Management  believes  that  beer  yeast  dehydrated  properly can be a valuable livestock feed product.  Brewery waste materials which are mostly yeast contain protein levels desirable in livestock feed.  The zeolite  dewatering process is well suited for reduction of brewery waste materials by reason  of  its uniform application and low temperature dehydration.  Initial testing of brewery  waste materials  at  the  Company's  pilot plan indicates that the zeolite dewatering technology also dissipates the two  to  three  percent alcohol residue which is left in the waste stream.

In order to effectuate the business plans of the  Company  to  process fish and beer  yeast waste, the Company has approached EC Company located  in  Portland,

Oregon  to  design  and  build  the  first five production units of the zeolite dehydration devices.  EC Company is based  out of Portland, Oregon and has over

60  years  of  experience.   EC  Company  currently   generates   approximately

$200,000,000.00  per  year  and  employs  over  1,000 craftsmen, engineers  and

managers.   Management  believes  that EC Company is  a  reputable  engineering design and fabrication facility capable  of  assisting the Company to produce a well engineered, high quality processing system.

The  Company  has  entered  negotiations with EC Company  for  a  design  build relationship and is currently  reviewing a proposed contract for the production of zeolite systems.  Generally,  the  agreement calls for consideration paid by the Company to EC Company for the design  and fabrication of zeolite dewatering systems on a turnkey basis.  This is a non-exclusive  agreement  which  can  be cancelled at any time.  The Company is likely to execute this contract once the

financial  plans  for  the  Company  have  solidified.   Please  refer  to  the

discussion under financial requirements below.

Financial Requirements

Financial requirements as disclosed in the 10-QSB for the first quarter of 2002 remain accurate.  The  Company has estimated that it  will  need  approximately

$5,000,000.00 in order to fabricate, transport, install and commence operations

for five zeolite dewatering devices.   Management plans to obtain the necessary

funding to build the dewatering devices  by  making  a  fully registered public offering in the near future.

The Company has begun preparing to make a fully registered  public  offering by completing  the 10-SB registration and comment phase.  The Company has  engaged counsel to draft  a  public  offering disclosure to the Securities and Exchange

Commission anticipating a fully  registered  public  offering  of the Company's

common  stock.   Details of the public offering will be made available  in  the

Company's next quarterly disclosure.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended June 30, 2002

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

2003.

The Company currently has sufficient finances  for operations through September

2002.  The Company does not have sufficient finances  to  assemble  and perform the  due  diligence, legal and accounting work requisite for representation  to the Securities  and  Exchange  Commission and public investors.  The Company is currently seeking interim financial  assistance in order to maintain operations through the end of the year and the time period which is required to market the public offering.


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended June 30, 2002

                           PART II - OTHER INFORMATION

Item I - Legal Proceedings

The Company received a request to inspect  records  served  on  MEST  Corp.  by shareholder  Ingrid  Ford  through her lawyers, David Moule of Moule and Frank,

259 Fifth Avenue East, Eugene,  OR  97401.   The  request asked for Articles of

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

MEST and all accountings  prepared  by  Spicer  Jeffreys  and  Company  and  by

Aranthals  en  Partners.   The  Company  plans  to  honor  this  request and is

preparing  the appropriate materials.  Other than the request indicated  above,

Management is  not  aware of any other claims, legal proceedings, litigation or complaints against the  Company  during the calendar months April, May and June

of  2002.  Accordingly the Company  provides  no   information  regarding  such

claims or litigation as required by Item 103 of Regulation S-B.

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

The Company anticipates and  is preparing to offer common stock through a fully registered public offering in the near future.  The Company does not anticipate a change in any rights of any  shareholders  with  respect to such an offering.

However, attendant to the offering of additional securities  will be a dilution which will be fully described in the offering documents.

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


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended June 30, 2002

Item IV - Submission of Matters to a Vote of Security Holders

For  the period in question of the second calendar quarter consisting of  April

through  June   inclusive  of  2002 there were no matters submitted to security holders.  No special or annual meeting  was convened.  Consequently the Company provides no details regarding solicitation  of  proxies as a result of any such meeting or the subject matter and results for such meetings.

Item V - Other Information

The  Company received on February 12th and February  27th  additional  comments from the  Securities  and  Exchange Commission concerning the Company's Amended

Form 10-SB.  The Company continues  its  amendment  process in order to resolve

all questions and inquiries by the Securities and Exchange  Commission.   As of

the  date  that  this  Form 10-QSB pertaining to the second quarter of 2002 was filed, all comments tendered  by  the  Securities  and Exchange Commission have

been  answered.   The Company awaits further comments  by  the  Securities  and

Exchange Commission  and  will continue to amend its Form 10-SB until all legal and accounting issues have been resolved.

Item VI - Exhibits and Reports

Pursuant to 17 CFR {section}228.601(b)(21)  subsidiaries of MEST are MEST B.V.,

a  wholly  owned subsidiary, and MSTec B.V., a  subsidiary  owned  50%  by  The

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


           MANAGEMENT OF ENVIRONMENTAL SOLUTIONS & TECHNOLOGY CORP.

                                  Form 10-QSB

                For the quarterly period ended June 30, 2002

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